Form 10-Q
period 1995-06-30
XYTRONYX INC
filed 1995-08-10
CIK 731252

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      for the Quarter Ended June 30, 1995
                         Commission file number 1-9613
                                                ------


                                Xytronyx, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                  36-3258753
   ------------------------              ------------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)



  6555 Nancy Ridge Drive, Suite 200, San Diego, CA              92121
  ------------------------------------------------          -------------
     (Address of principal executive offices)                 (Zip Code)



                                (619) 546-1114
             ----------------------------------------------------
             (Registrant's Telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No ___
                                          ---

As of August 10, 1995, there were 5,263,029 shares of the registrant's Common Stock, $.02 par value outstanding.

                                 XYTRONYX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983



                                     INDEX


Part I - Financial Information
------------------------------

Item 1.   Financial Statements

          Consolidated Statements of Operations -
          Three Months Ended June 30, 1995 and 1994
          and from Inception to June 30, 1995.................  1

          Consolidated Balance Sheets -
          June 30, 1995 and March 31, 1995....................  2

          Consolidated Statements of Cash Flow -
          Three Months Ended June 30, 1995 and 1994
          and from Inception to June 30, 1995.................  3

          Consolidated Statements of Stockholders' Equity
          Three Months Ended June 30, 1995 and 1994...........  4

          Notes to Consolidated Financial Statements..........  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......  7


Part II - Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K....................  9

SIGNATURE.....................................................  9

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                 Three Months Ended
                                                      June 30                    September 23, 1983
                                              ----------------------------         (inception) to
                                                  1995            1994              June 30, 1995
--------------------------------------------------------------------------       ------------------
REVENUES

   Product sales                              $          -   $     599,729               $1,836,089
   License fees and royalties                            -         220,000                  330,000
   Contract research                                40,000          99,151                  223,891
   Option agreements                                     -               -                1,246,500
   Interest and other                               54,901          36,319                1,451,346
--------------------------------------------------------------------------       ------------------
Total revenues                                      94,901         955,199                5,087,826
--------------------------------------------------------------------------       ------------------

COSTS AND EXPENSES

   Cost of product sales                            31,017         299,253                2,809,222
   Product development                             257,670         655,463               10,802,635
   General and administrative                      415,855         441,131               13,768,116
   Business development
     and marketing                                  94,416         229,986                2,989,783
   Interest and other                                3,895          17,907                  463,681
--------------------------------------------------------------------------       ------------------
Total costs and expenses                           802,853       1,643,740               30,833,437
--------------------------------------------------------------------------       ------------------

Net loss                                         ($707,952)      ($688,541)            ($25,745,611)
--------------------------------------------------------------------------       ------------------

Net loss per share
   of common stock                                  ($0.13)         ($0.14)
--------------------------------------------------------------------------

Weighted average
   shares outstanding                            5,263,029       4,906,436
--------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                            June 30, 1995        March 31, 1995
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                        $992,647              $827,752
Short-term investments                                                                  -               992,326
Accounts receivable                                                                46,586                 9,073
Inventory                                                                          60,143                47,967
Prepaid expenses                                                                  435,580                99,306
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                         1,534,956             1,976,424

Property and equipment, net of accumulated depreciation                           105,003               120,154
Patent application costs, net of accumulated amortization                         193,583               196,573
Other assets                                                                       11,786                11,786
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $1,845,328            $2,304,937
---------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                  $73,722              $216,815
Accrued expenses                                                                  223,111               115,441
Customer advances                                                                       -                30,888
Notes payable                                                                     325,426                     -
Current portion of capitalized leases                                              35,317                33,631
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                      657,576               396,775

Other liabilities                                                                  11,895                24,353



STOCKHOLDERS' EQUITY:
Preferred stock, $25.00 par value, 100,000 shares authorized                            -                     -
Common stock, $.02 par value, 15,000,000 shares authorized;
   5,263,029 shares issued and outstanding at June 30 and
   March 31, 1995.                                                                105,261               105,261
Capital in excess of par value                                                 26,816,207            26,816,207
Deficit accumulated during the development stage                              (25,745,611)          (25,037,659)
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                   1,175,857             1,883,809
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,845,328            $2,304,937
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

                                                                   Three Months Ended
                                                                         June 30,             September 23, 1983
                                                             ----------------------------       (inception) to
                                                                  1995           1994           June 30, 1995
-----------------------------------------------------------------------------------------     ------------------
OPERATING ACTIVITIES
Net loss                                                         ($707,952)     ($688,541)        ($25,745,611)
Adjustments to reconcile net loss to net cash
used by operating activities:
 Depreciation and amortization                                      30,437         33,432            1,381,023
 Non-cash compensation expense upon issuance
  of common stock options and common stock                               -              -              475,296
 Net book value of disposals                                         2,249              -              144,995
 Option income from retirement of stock
  or amounts previously advanced by customer                             -              -             (400,000)
 Changes in assets and liabilities:
  Accounts receivable                                              (37,513)       (75,887)             (46,587)
  Inventory                                                        (12,176)           315              (60,146)
  Prepaid expenses and other assets                               (336,274)      (386,143)            (446,543)
  Accounts payable                                                (143,093)       (70,066)              73,721
  Accrued expenses                                                 107,670        (26,209)              79,088
  Customer advances                                                (30,888)        (6,512)             140,863
  Deferred rent                                                     (2,974)        (2,974)              11,897
-----------------------------------------------------------------------------------------     ------------------
 Net cash used by operating activities                          (1,130,514)    (1,222,585)         (24,392,004)

INVESTING ACTIVITIES
Purchases of short-term investments                                      -       (480,505)          (4,192,326)
Maturities of short-term investments                               992,326      1,900,000            4,192,326
Capital expenditures                                                (1,744)        (6,033)            (771,811)
Patent application costs                                           (12,800)       (37,204)            (831,605)
Other                                                                    -              -                 (996)
-----------------------------------------------------------------------------------------     ------------------
 Net cash provided by (used in) investing activities               977,782      1,376,258           (1,604,412)

FINANCING ACTIVITIES
Issuance of notes payable                                          325,426        318,172            1,659,401
Repayment of notes payable                                                              -           (1,115,231)
Repayment of capitalized lease obligations                          (7,799)        (6,411)            (145,694)
Long-term customer advances                                              -       (500,000)             100,000
Issuance of common and preferred stock                                   -        380,000           26,428,087
Issuance of stock warrants                                               -              -               62,500
-----------------------------------------------------------------------------------------     ------------------
 Net cash provided by financing activities                         317,627        191,761           26,989,063
-----------------------------------------------------------------------------------------     ------------------
Net increase (decrease) in cash
 and cash equivalents                                              164,895        345,434              992,647
Cash and cash equivalents at beginning of period                   827,752      1,304,010                    -
-----------------------------------------------------------------------------------------     ------------------
Cash and cash equivalents at end of period                        $992,647     $1,649,444             $992,647
=========================================================================================     ==================

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                 Common Stock             Capital         During the
                                          --------------------------     in Excess        Development
                                             Shares       Par Value     of Par Value         Stage
------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                     4,813,029       $96,261     $25,128,204     ($21,282,691)
Private placement of common stock
  April 1994                                    100,000         2,000         378,000
Net loss                                                                                      (688,541)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                      4,913,029       $98,261     $25,506,204     ($21,971,232)
=======================================================================================================


Balance at March 31, 1995                     5,263,029      $105,261     $26,816,207     ($25,037,659)
Net loss                                                                                      (707,952)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                      5,263,029      $105,261     $26,816,207     ($25,745,611)
=======================================================================================================

See Notes to Consolidated Financial Statements.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------



1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements include the accounts of Xytronyx, Inc. and its wholly owned subsidiary, Perio Test, Inc. (collectively the "Company").
All significant intercompany balances and transactions have been eliminated.

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that its current resources will allow planned operations to continue through October 1995, and possibly beyond that date. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will most probably require additional financing from time-to-time until it begins to generate positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1995 and March 31, 1995, and the results of operations for the three months ended June 30, 1995 and 1994 and from inception to June 30, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole.

2.  TERMINATION OF AGREEMENT WITH COLGATE-PALMOLIVE COMPANY

On November 23, 1987 the Company and Colgate-Palmolive Company entered into a Manufacture, Sales and Distribution Agreement under which Colgate acquired the world-wide distribution rights to the Periodontal Tissue Monitor kit (the "PTM"). This agreement delineated ordering, manufacturing, quality control, shipping and payment responsibilities among the parties, described the formula for pricing and set the sales and marketing responsibilities among the parties.

On May 11, 1995, Colgate and the Company entered into an agreement to terminate the Manufacture, Sales and Distribution Agreement dated November 23, 1987. Under the termination agreement, all marketing rights held by Colgate are returned to the Company. No financial consideration was exchanged under the termination agreement.

3.  SEPARATION AGREEMENT

Effective April 14, 1995, the Company terminated the employment of the President and Chief Operating Officer of the Company. Under an employment agreement dated August 18, 1994 the Company is required to continue paying 75% of the former employee's salary and all benefits until new employment is attained for a period of up to one year. At June 30, 1995 the Company has accrued approximately $88,000, the remaining maximum potential expense to the Company under this agreement.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues aggregated $95,000 for the quarter ended June 30, 1995, a $860,000, or 90%, decrease from revenues of $955,000 recorded during the same period of the prior year. The majority of the prior year earnings related to revenues from a March 1994 agreement with Coors Brewing Company for use of Xytronyx's Kephra reversible color change technology in a summer 1994 promotion. No such revenues were earned in the current year. Cost of product sales decreased $268,000, or 90%, from the prior year. This decrease is consistent with the decrease in revenues noted above.

Product development costs totaled $257,000 for the quarter, a decrease of $398,000, or 61%, from the same period of the prior year. The majority of the current year decrease relates to $311,000 in costs incurred in the first quarter of the prior year associated with initiation of the U.S. clinical trials of the Periodontal Tissue Monitor kit.

Business development costs for the current quarter totaled $94,000, a decrease of $136,000, or 59%, from the same quarter of the prior year. Prior year amounts include costs incurred related to the agreement with Coors Brewing Company as discussed above and the sale of certain assets relating to its Sun Alert(TM) product line. No such costs were incurred in the current quarter.

Net loss for the quarter ended June 30, 1995 totaled $708,000, a 3% increase over the prior year's first quarter loss of $689,000. This increase resulted from the decrease in revenues associated with the Coors agreement, partially offset by the decrease in cost of product sales, product development costs, and business development costs. Net loss per share of common stock for the quarter ended June 30, 1995 was $.13, a 7% decrease from the prior year's first quarter loss of $.14 per share. The decrease was a result of the increase in net loss for the current quarter offset by an increase in the weighted average number of shares outstanding.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at June 30, 1995 totaled $993,000, a $827,000 or 45% decrease from the March 31, 1995 balance. Working capital at June 30, 1995 decreased by 44% from March 31, 1995 to $877,000. These decreases were primarily due to the $708,000 net loss for the three month period ending June 30, 1995 and other less significant changes in certain balance sheet accounts since March 31, 1995. Prepaid expenses increased by $336,000 as a result of the prepayment of annual insurance premiums. Notes payable increased by approximately $325,000 as a result of financing the above mentioned insurance premiums. Stockholders equity decreased by $708,000 as a result of the net loss for the quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. The Company's financial resources are anticipated to be adequate through October 1995, based on a continuation of the pattern of revenues and expenses which have prevailed during Fiscal 1996. Unanticipated expenses or working capital requirements could, however, shorten that period.

A Premarket Approval application ("PMA") for marketing approval of the PTM kit was submitted to the FDA in August 1989, and in May 1990, an FDA Panel unanimously recommended approval of the PTM with conditions as to the text of the labeling. Since then, the Company has received 4 letters from the FDA requesting further information and data from the Company. The FDA's most recent letter, received by the Company in May 1993, indicated that additional clinical trials and other data will be required before the PMA application can be considered for approval. Xytronyx agreed to complete a 12-month clinical study to be conducted in parallel at three separate universities. In November 1993 the FDA approved the protocol to be used in the study, and the study is now underway.

On May 11, 1995, the Company terminated an agreement with Colgate-Palmolive Company under which Colgate had the exclusive right to distribute the PTM product in most areas of the world with the exception of China, Japan, and certain other Asian markets. The Company is now in the process of identifying other potential marketing partners for the PTM product and is holding discussions with such companies. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

The Company continues to be engaged in efforts to obtain additional financing and to seek strategic partners to aid in the development and marketing of its products. The continued existence of the Company is dependent upon receiving additional financing from time-to-time until it begins to generate positive cash flow from operations. If and as orders for the Company's products are placed in increasing quantities, the Company expects to seek equity and/or debt financing as a function of availability and cost. No assurance can be given that the Company will be successful in obtaining additional equity and/or debt financing or locating new strategic partners, or that it will be able to generate positive cash flow from operations.

PART II-OTHER INFORMATION
-------------------------


Item 6.  Exhibits and Reports on Form 8-K

Date of  Report           Item Reported          Financial Statements Filed
---------------           ---------------        --------------------------

July 7, 1995        Item 5 - Other Events                No
                    (news release announcing
                    Xytronyx, Inc. enters into
                    standstill agreement regarding
                    the Company's Periodontal
                    Tissue Monitor.)





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Xytronyx, Inc.



Date:  August 10, 1994             /s/  Dale A. Sander
                                   --------------------
                                   Dale A. Sander
                                   Chief Financial Officer
                                   (Principal Accounting Officer and Officer
                                   duly authorized to sign this report on
                                   behalf of the registrant)