Form 10-Q
period 1995-09-30
XYTRONYX INC
filed 1995-11-14
CIK 731252

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   for the Quarter Ended September 30, 1995
                         Comission file number 1-9613
                                               ------


                                Xytronyx, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                             36-3258753
   -------------------------------------------------------------------------
      (State of incorporation)       (I.R.S. Employer Identification No.)



   6555 Nancy Ridge Drive, Suite 200, San Diego, CA                  92121
   -------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip  Code)



                                (619) 550-3900
             ----------------------------------------------------
             (Registrant's Telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        -----  ---

As of November 14, 1995, there were 5,263,029 shares of the registrant's Common Stock, $.02 par value outstanding.

                                XYTRONYX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983

                                     INDEX
Part I - Financial Information
------------------------------

    Item 1.    Financial Statements

               Consolidated Statements of Operations -
               Three Months and Six Months Ended September 30, 1995
               and 1994, and from Inception to September 30, 1995.............1

               Consolidated Balance Sheets -
               September 30, 1995 and March 31, 1995..........................2

               Consolidated Statements of Cash Flow -
               Six Months Ended September 30, 1995 and 1994
               and from Inception to September 30, 1995.......................3

               Consolidated Statements of Stockholders' Equity
               Six Months Ended September 30, 1995 and 1994...................4

               Notes to Consolidated Financial Statements.....................5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................8

Part II - Other Information
---------------------------

    Item 4.    Submission of Matters to a Vote of Security Holders...........11

    Item 6.    Exhibits and Reports on Form 8-K..............................11

SIGNATURE....................................................................12

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                      Quarter Ended                 Six Months Ended           September 23, 1983
                                       September 30                    September 30              (inception) to
                                    1995          1994             1995          1994          September 30, 1995
-----------------------------------------------------------   ---------------------------------------------------
REVENUES

  Product sales                  $   11,030    $    3,994       $   11,030    $   603,723           $1,847,119
  License fees and royalties              -       110,000                -        330,000              330,000
  Contract research                   5,000             -           45,000         99,151              228,891
  Marketing rights                   30,000             -           30,000              -            1,276,500
  Interest and other                  4,170        31,780           54,878         68,099            1,455,516

-----------------------------------------------------------   ---------------------------------------------------
Total revenues                       50,200       145,774          140,908      1,100,973            5,138,026
-----------------------------------------------------------   ---------------------------------------------------

COSTS AND EXPENSES

  Cost of product sales              29,397        49,941           60,414        349,194            2,838,619
  Product development               444,053       487,069          701,723      1,142,532           11,246,688
  General and administrative        276,156       401,381          692,011        842,556           14,044,272
  Business development
   and marketing                    166,889        99,077          261,305        329,063            3,156,672
  Interest and other                 11,433        10,017           11,135         27,924              475,114

-----------------------------------------------------------   ---------------------------------------------------
Total costs and expenses            927,928     1,047,485        1,726,588      2,691,269           31,761,365
-----------------------------------------------------------   ---------------------------------------------------

Net loss                          ($877,728)    ($901,711)     ($1,585,680)   ($1,590,296)        ($26,623,339)
-----------------------------------------------------------   ---------------------------------------------------

Net loss per share
 of common stock                     ($0.17)       ($0.18)          ($0.30)        ($0.32)
-----------------------------------------------------------   ----------------------------

Weighted average
 shares outstanding               5,263,029     4,994,551        5,263,029      4,950,734
-----------------------------------------------------------   ----------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   September 30,1995       March 31, 1995
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $319,490             $827,752
Short-term investments                                                             -              992,326
Accounts receivable                                                            4,662                9,073
Inventory                                                                     47,346               47,967
Prepaid expenses                                                             361,385               99,306
----------------------------------------------------------------------------------------------------------
     Total current assets                                                    732,883            1,976,424

Property and equipment, net of accumulated depreciation                      120,861              120,154
Patent application costs, net of accumulated amortization                    184,527              196,573
Other assets                                                                  11,786               11,786
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $1,050,057           $2,304,937
----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $244,763             $216,815
Accrued expenses                                                             231,929              115,441
Customer advances                                                                  -               30,888
Notes payable                                                                218,945                    -
Current portion of capitalized leases                                         27,445               33,631
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                               723,082              396,775

Other liabilities                                                             28,846               24,353



STOCKHOLDERS' EQUITY:
Preferred stock, $25.00 par value, 300,000 shares authorized                       -                    -
Common stock, $.02 par value,  15,000,000 shares authorized;
     5,263,029 shares issued and outstanding at September 30
     and March 31, 1995.                                                     105,261              105,261
Capital in excess of par value                                            26,816,207           26,816,207
Deficit accumulated during the development stage                         (26,623,339)         (25,037,659)
----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                              298,129            1,883,809
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,050,057           $2,304,937
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

                                                              Six Months Ended            September 23, 1983
                                                                September 30,               (inception) to
                                                        -----------------------------
                                                            1995            1994          September 30, 1995
-------------------------------------------------------------------------------------  ----------------------
OPERATING ACTIVITIES
Net loss                                                ($1,585,680)     ($1,590,296)        ($26,623,339)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                             60,998           67,176            1,411,584
   Non-cash compensation expense upon issuance
      of common stock options and common stock                    -                -              475,296
   Net book value of disposals                                5,507                -              148,253
   Option income from retirement of stock
      or amounts previously advanced by customer                  -                -             (400,000)
   Changes in assets and liabilities:
      Accounts receivable                                     4,411           18,298               (4,663)
      Inventory                                                 621            4,618              (47,349)
      Prepaid expenses and other assets                    (262,079)        (256,453)            (372,348)
      Accounts payable                                       27,948         (177,038)             244,762
      Accrued expenses                                      116,489          (97,544)              87,907
      Customer advances                                     (30,888)         (11,012)             140,863
      Deferred rent                                          (5,948)          (5,948)               8,923
-------------------------------------------------------------------------------------  ----------------------
   Net cash used by operating activities                 (1,668,621)      (2,048,199)         (24,930,111)

INVESTING ACTIVITIES
Purchases of short-term investments                               -       (2,840,835)          (4,192,326)
Maturities of short-term investments                        992,326        3,200,000            4,192,326
Capital expenditures                                        (35,062)          (8,371)            (805,129)
Patent application costs                                    (20,104)         (64,014)            (838,909)
Other                                                             -                -                 (996)
-------------------------------------------------------------------------------------  ----------------------
   Net cash provided by (used in) investing activities      937,160          286,780           (1,645,034)

FINANCING ACTIVITIES
Issuance of notes payable                                   325,426          318,172            1,477,407
Repayment of notes payable                                 (106,481)        (104,221)          (1,221,712)
Issuance of capital lease obligation                         24,180                -              206,174
Repayment of capitalized lease obligations                  (19,926)         (13,143)            (157,821)
Long-term customer advances                                       -         (500,000)             100,000
Issuance of common and preferred stock                            -        1,702,823           26,428,087
Issuance of stock warrants                                        -                -               62,500
-------------------------------------------------------------------------------------  ----------------------
   Net cash provided by financing activities                223,199        1,403,631           26,894,635
-------------------------------------------------------------------------------------  ----------------------
Net increase (decrease) in cash
   and cash equivalents                                    (508,262)        (357,788)             319,490
Cash and cash equivalents at beginning of period            827,752        1,304,010                -
-------------------------------------------------------------------------------------  ----------------------
Cash and cash equivalents at end of period                 $319,490         $946,222             $319,490
-------------------------------------------------------------------------------------  ----------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                  Common Stock            Capital        During the
                                            --------------------------
                                                                         in Excess       Development
                                               Shares     Par Value     of Par Value        Stage
------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                     4,813,029     $96,261     $25,128,204     ($21,282,691)
Private placement of common stock
 April 1994                                     100,000       2,000         378,000
 August 1994                                    100,000       2,000         423,575
 September 1994                                 250,000       5,000         892,248
Net loss                                                                                  (1,590,296)
------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                 5,263,029    $105,261     $26,822,027     ($22,872,987)
======================================================================================================


BALANCE AT MARCH 31, 1995                     5,263,029    $105,261     $26,816,207     ($25,037,659)
NET LOSS                                                                                  (1,585,680)
------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                 5,263,029    $105,261     $26,816,207     ($26,623,339)
======================================================================================================

See Notes to Consolidated Financial Statements.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------



1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements include the accounts of Xytronyx, Inc. and its wholly owned subsidiary, Perio Test , Inc. (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that without significant revenues its current resources, including the proceeds relating to the private offering in process described in
Note 5, will allow planned operations to continue through November 1996, and possibly beyond that date. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will most probably require additional financing from time-to-time until it begins to generate positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 1995 and March 31, 1995, and the results of operations for the three months and six months ended September 30, 1995 and 1994 and from inception to September 30, 1995. The results of operations for the three months and six months ended September 30, 1995 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole.


2.  OPTION AGREEMENT WITH PROCTER & GAMBLE COMPANY

On October 4, 1995, the Company signed an agreement with the Procter & Gamble Company (P&G) which provides P&G the option to enter into an exclusive marketing agreement for the Company's Periodontal Tissue Monitor (the "PTM") worldwide, with the exception of Japan. P&G has the right to exercise the option up until four weeks after U.S. Food and Drug Administration (FDA) approval to market the product in the United States. The option agreement call for P&G to make certain payments to the Company based upon the achievement of milestones, including FDA approval, and the exercise of the option by P&G.

3.  TERMINATION OF AGREEMENT WITH COLGATE-PALMOLIVE COMPANY

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

4.  SEPARATION AGREEMENT

Effective April 14, 1995, the Company terminated the employment of the President and Chief Operating Officer of the Company. Under an employment agreement dated August 18, 1994 the Company is required to continue paying 75% of the former employee's salary and all benefits until new employment is attained for a period of up to one year. At April 1995 the Company accrued approximately $111,000, the remaining maximum potential expense to the Company under this agreement, of which $61,000 remains unpaid at September 30, 1995.

5.  SUBSEQUENT EVENT - STOCKHOLDERS' EQUITY

In September 1995, the Company initiated a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), of the Company's securities to certain Accredited Investors as defined by the Act. The offering consists of a maximum of 2,800,000 shares of common stock and 3,500,000 warrants to purchase common stock, which could result in aggregate net proceeds of approximately $3,000,000 to the Company (exclusive of the warrant exercise price), after total expenses of approximately $500,000, if the entire offering were completed.

The warrants would entitle the holders thereof to purchase one share of common stock at a price of $1.00 per share and expire 10 years after the date of the final closing of the offering. The warrants would be subject to redemption by the Company at $.10 per warrant on 60 days' prior written notice, provided that the closing bid quotation for the common stock as reported on the American Stock Exchange, or on such exchange on which the common stock is then traded, exceeds 400% of the exercise price per share for 20 consecutive trading days ending three days prior to the date of redemption. The warrants would not be redeemable on or prior to one year after the date of the final closing of the offering unless the closing bid quotation for the common stock as reported on the American Stock Exchange, or on such exchange on which the common stock is then traded, exceeds 600% of the exercise price per share for 20 consecutive trading days ending three days prior to the date of redemption.

The common stock and warrants would be subject to a lock-up agreement which subjects certain of the securities to restrictions on resale for a period of up to one year. In addition, the common stock and warrants have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the private offering, the Company has agreed to file a registration statement with respect to resale of the securities offered thereby.

In connection with the private placement, the Company entered into an agreement with a placement agent under which the Company will pay to the placement agent a cash fee equal to 9% of any gross proceeds from the private placement and a non-accountable expense reimbursement equal to 4% of such gross proceeds. The Company has also agreed to pay the placement agent a cash fee equal to 6% of the aggregate proceeds from any future exercise of the warrants. The Company also granted a purchase option under which the placement agent can purchase common stock and warrants equal to 12.5% of any common stock and warrants issued in the private placement for an aggregate purchase price equal to 110% of the price of the securities sold to investors in the placement. The Company has agreed to retain the placement agent as a financial consultant to the Company for a period of at least one year at a fee of $2,500 per month.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues aggregated $50,000 for the quarter ended September 30, 1995, a $96,000, or 66%, decrease from revenues of $146,000 recorded during the same period of the prior year. The majority of the prior year revenues related to revenues from a March 1994 agreement with Coors Brewing Company for use of Xytronyx's Kephra(TM) reversible color change technology in a summer 1994 promotion. No such revenues were earned in the current year. Cost of product sales decreased $21,000, or 41%, from the prior year. This decrease is consistent with the decrease in revenues noted above.

Total revenues for the six month period ending September 30, 1995, totaled $141,000, a decrease of $960,000, or 87%, from the same period of the prior year. Prior year revenues for this six month period were attributable to the agreement with Coors Brewing Company discussed above. No such revenues were earned in the current year. Cost of product sales for the six month period ending September 30, 1995 decreased $289,000, or 83%, from the prior year, consistent with the decrease in revenues.

Product development costs totaled $444,000 for the quarter, a 9% decrease from the prior year costs of $487,000

For the six months ended September 30, 1995, product development costs decreased $441,000, or 39%, from the same period of the prior year to $702,000. $82,000 of this decrease is attributable to expenses incurred in the prior year related to the start-up of the U.S. clinical trials of the PTM with the remainder of the decrease resulting from cessation of certain projects.

Business development costs for the current quarter totaled $167,000, an increase of $68,000, or 68%, over the same quarter of the prior year. Results for the current quarter include approximately $50,000 of costs incurred related to marketing tests conducted in three cities within the United States related to the Company's periodontal tissue monitor kit.

Business development costs for the six month period ended September 30, 1995 decreased $68,000, or 21%, to $261,000 from the same period of the prior year. Prior year amounts include costs incurred related to the agreement with Coors Brewing Company as discussed above and costs resulting from the sale of certain assets relating to its Sun Alert(TM) product line. No such costs were incurred in the current period.

Management's Discussion and Analysis of Financial Condition and Results of Operations


General and administrative expenses for the three month period ended September 30, 1995 decreased 31% to $276,000 from the same period of the prior year. For the six months ended September 30, 1995, general and administrative costs decreased 18% to $692,000 from the same period of the prior year. This decrease is a result of cost savings measures implemented in the first quarter of Fiscal 1996 which include reduced staffing and a reduction in other administrative costs.

Net loss for the quarter ended September 30, 1995 totaled $878,000, a 3% decrease from the prior year's second quarter loss of $902,000. This decrease resulted from the decrease in cost of product sales, product development costs, and general and administrative costs, partially offset by the decrease in revenues associated with the Coors agreement and the increase in business development costs. Net loss per share of common stock for the quarter ended September 30, 1995 was $.17, a 6% decrease from the prior year's second quarter loss of $.18 per share. This decrease was a result of the decrease in net loss for the current quarter and the increase in the weighted average number of shares outstanding.

Net loss for the six months ended September 30, 1995 totaled $1,586,000, a decrease of $5,000 from the same period of the prior year. This decrease is a result of a decrease in expenses of $965,000 offset by a decrease in revenues of $960,000. Net loss per share of common stock for the six months ended September 30, 1995 was $.30, a 6% decrease from the loss of $.32 per share for the same period of the prior year. The decrease was a result of the decrease in net loss for the period combined with an increase in the weighted average number of shares outstanding.


CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at September 30, 1995 totaled $319,490, a $1,500,000, or 82%, decrease from the March 31, 1995 balance.
Working capital at September 30, 1995 decreased by 99% from March 31, 1995 to $10,000. These decreases were primarily due to the $1,586,000 net loss for the six month period ending September 30, 1995 and other less significant changes in certain balance sheet accounts since March 31, 1995. Prepaid expenses increased by $262,000 as a result of the prepayment of annual insurance premiums. Notes payable increased by approximately $219,000 as a result of financing the above mentioned insurance premiums. Stockholders equity decreased by $1,586,000 as a result of the net loss for the period.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues the Company's financial resources, including the proceeds relating to the private offering in process described in Note 5, are anticipated to be adequate through November 1996, based on a continuation of the pattern of expenses which have prevailed during Fiscal 1996. Unanticipated expenses or working capital requirements could, however, shorten that period.

Management's Discussion and Analysis of Financial Condition and Results of Operations


A Premarket Approval application ("PMA") for marketing approval of the PTM kit was submitted to the FDA in August 1989, and in May 1990, an FDA Panel unanimously recommended approval of the PTM with conditions as to the text of the labeling. Since then, the Company has received 4 letters from the FDA requesting further information and data from the Company. The FDA's most recent letter, received by the Company in May 1993, indicated that additional clinical trials and other data will be required before the PMA application can be considered for approval. The Company agreed to complete a 12-month clinical study to be conducted in parallel at three separate universities. In November 1993 the FDA approved the protocol to be used in the study, and the study is now underway.

On May 11, 1995, the Company terminated an agreement with Colgate-Palmolive Company under which Colgate had the exclusive right to distribute the PTM product in most areas of the world with the exception of China, Japan, and certain other Asian markets. On October 11, 1995 the Company entered into an agreement with the Procter & Gamble Company which provides the Procter & Gamble Company an option to market the PTM product on a worldwide basis, excluding Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

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

PART II-OTHER INFORMATION
-------------------------


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on August 11, 1995, the following matters were voted on and approved:

1. Seven Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Mr. Larry O. Bymaster, Mr. H. Lawrence Garrett, III, Mr. Jack H. Halperin, Mr. William L. Jorgenson, Mr. John M. Kolbas, Mr. Paul E. Price and Mr. Morris S. Weeden. 4,407,271 shares of common stock, or 96% of the shares voting, voted in favor of all the nominees for Director listed in the Proxy Statement. There were no votes against any Director and 194,081 shares, or 4% of the shares voting, abstained.

2. The Board's selection of Deloitte & Touche as the Company's independent public accountants for the fiscal year ended March 31, 1996 was ratified. 4,530,609 shares of common stock, or 98% of the shares voting, voted in favor of the proposal. 35,883 shares, or 1% of the voting shares voted against and 34,860 shares, or 1% of the voting shares, abstained.

Item 6. Exhibits and Reports on Form 8-K

Date of  Report             Item Reported                 Financial Statements Filed
---------------             -------------                 --------------------------
August 11, 1995        Item 5 - Other Events                      No
                       (news release announcing
                       Xytronyx, Inc. extends
                       standstill agreement regarding
                       the Company's Periodontal
                       Tissue Monitor; news release
                       announcing Fiscal 1996 first
                       quarter results.)

October 11, 1995       Item 5 - Other Events                      No
                       (news release announcing
                       Xytronyx, Inc. and Procter
                       & Gamble sign agreement
                       regarding the Company's
                       Periodontal Tissue Monitor.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Xytronyx, Inc.



Date: November 14, 1995           /s/ Dale A. Sander
                                  --------------------------------
                                  Dale A. Sander
                                  Chief Financial Officer
                                  (Principal Accounting Officer and Officer
                                  duly authorized to sign this report on
                                  behalf of the registrant)