Form 10-Q
period 1995-12-31
XYTRONYX INC
filed 1996-02-09
CIK 731252

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    for the Quarter Ended December 31, 1995
                         Comission file number 1-9613
                                               ------


                                Xytronyx, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)



          Delaware                                 36-3258753
   ------------------------         ----------------------------------------
   (State of incorporation)           (I.R.S. Employer Identification No.)



 6555 Nancy Ridge Drive, Suite 200, San Diego, CA         92121
--------------------------------------------------    -------------
     (Address of principal executive offices)           (Zip Code)



                                (619) 550-3900
             ----------------------------------------------------
             (Registrant's Telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---     ---

As of February 9, 1996, there were 8,051,029 shares of the registrant's Common Stock, $.02 par value outstanding.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983



                                     INDEX


Part I - Financial Information
------------------------------

  Item 1.   Financial Statements

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended December 31, 1995
          and 1994, and from September 23, 1983 (Inception)
          to December 31, 1995.................................      1

          Consolidated Balance Sheets -
          December 31, 1995 and March 31, 1995.................      2

          Consolidated Statements of Cash Flows -
          Nine Months Ended December 31, 1995 and 1994
          and from September 23, 1983 (Inception)
          to December 31, 1995.................................      3

          Consolidated Statements of Stockholders' Equity
          Nine Months Ended December 31, 1995 and 1994.........      4

          Notes to Consolidated Financial Statements...........      5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........      8


Part II - Other Information
---------------------------

  Item 6. Exhibits and Reports on Form 8-K.....................     11

SIGNATURE......................................................     11

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                   Three Months Ended               Nine Months Ended
                                       December 31                     December 31                  September 23, 1983
                                --------------------------      --------------------------            (inception) to
                                   1995            1994            1995            1994              December 31, 1995
                                ---------        ---------      ----------     -----------          ------------------
REVENUES

  Product sales                 $     700        $   9,021      $   11,730     $   612,744            $  1,847,819
  License fees and royalties            -                -               -         330,000                 330,000
  Contract research                     -                -          45,000          99,151                 228,891
  Marketing rights                175,000                -         205,000               -               1,451,500
  Interest and other               26,055           42,444          80,933         110,542               1,481,571
                                ---------        ---------      ----------     -----------            ------------
Total revenues                    201,755           51,465         342,663       1,152,437               5,339,781
                                ---------        ---------      ----------     -----------            ------------

COSTS AND EXPENSES

   Cost of product sales           34,094           45,255           94,508        394,449               2,872,713
   Product development            458,976          341,289        1,160,699      1,483,821              11,705,664
   General and administrative     269,738          344,668          961,749      1,187,224              14,314,010
   Business development
     and marketing                 80,893          219,339          342,198        548,402               3,237,565
   Interest and other              13,628           13,888           24,763         41,812                 488,742
                                ---------        ---------      -----------    -----------            ------------
Total costs and expenses          857,329          964,439        2,583,917      3,655,708              32,618,694
                                ---------        ---------      -----------    -----------            ------------

Net loss                        $(655,574)       $(912,974)     $(2,241,254)   $(2,503,271)           $(27,278,913)
                                ---------        ---------      -----------    -----------            ------------
Net loss per share
   of common stock                 ($0.10)          ($0.17)          ($0.40)        ($0.50)
                                ---------        ---------      -----------    -----------

Weighted average
   shares outstanding           6,323,681        5,263,029        5,617,865      5,055,211
                                ---------        ---------      -----------    -----------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                     December 31,1995      March 31, 1995
                                                                     ----------------      --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $1,334,151             $827,752
Short-term investments                                                   1,422,357              992,326
Accounts receivable                                                          3,765                9,073
Inventory                                                                   41,438               47,967
Prepaid expenses                                                           221,011               99,306
                                                                     ----------------      --------------
     Total current assets                                                3,022,722            1,976,424

Property and equipment, net of accumulated depreciation                    110,085              120,154
Patent application costs, net of accumulated amortization                  195,039              196,573
Other assets                                                                11,786               11,786
                                                                     ----------------      --------------
TOTAL ASSETS                                                            $3,339,632           $2,304,937
                                                                     ================      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                           $97,637             $216,815
Accrued expenses                                                           520,489              115,441
Customer advances                                                                -               30,888
Notes payable                                                              110,478                    -
Current portion of capitalized leases                                       20,170               33,631
                                                                     ----------------      --------------
   Total current liabilities                                               748,774              396,775

Other liabilities                                                           24,766               24,353



STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value, 300,000 shares authorized                        -                    -
Common stock, $.02 par value, 15,000,000 shares authorized;
8,051,029 and 5,263,029 shares issued and outstanding at
December 31 and March 31, 1995, respectively.                              161,021              105,261
Capital in excess of par value                                          29,683,984           26,816,207
Deficit accumulated during the development stage                       (27,278,913)         (25,037,659)
                                                                     ----------------      --------------
Total stockholders' equity                                               2,566,092            1,883,809
                                                                     ----------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $3,339,632           $2,304,937
                                                                     ================      ==============

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                              Nine Months Ended
                                                                 December 31,             September 23, 1983
                                                         ----------------------------       (inception) to
                                                             1995            1994          December 31, 1995
                                                         ------------     -----------     --------------------
OPERATING ACTIVITIES
Net loss                                                 ($2,241,254)     ($2,503,271)        ($27,278,913)
Adjustments to reconcile net loss to net cash
used by operating activities:
 Depreciation and amortization                                88,863          103,169            1,439,449
 Non-cash compensation expense upon issuance
  of common stock options and common stock                         -                -              475,296
 Net book value of disposals                                   5,507            7,097              148,253
 Option income from retirement of stock
  or amounts previously advanced by customer                       -                -             (400,000)
 Changes in assets and liabilities:
  Accounts receivable                                          5,308          206,103               (3,766)
  Inventory                                                    6,529            3,153              (41,441)
  Prepaid expenses and other assets                         (121,705)        (146,927)            (231,974)
  Accounts payable                                          (119,179)        (211,714)              97,635
  Accrued expenses                                           405,048          (89,419)             376,466
  Customer advances                                          (30,888)         (11,012)             140,863
  Deferred rent                                               (8,921)          (8,921)               5,950
                                                         ------------     -----------     --------------------
 Net cash used by operating activities                    (2,010,692)      (2,651,742)         (25,272,182)

INVESTING ACTIVITIES
Purchases of short-term investments                       (1,422,357)      (2,566,099)          (5,614,683)
Maturities of short-term investments                         992,326        3,200,000            4,192,326
Capital expenditures                                         (36,945)         (30,419)            (807,012)
Patent application costs                                     (45,822)         (84,113)            (864,627)
Other                                                              -                -                 (996)
                                                         ------------     -----------     --------------------
 Net cash provided by (used in) investing activities        (512,798)         519,369           (3,094,992)

FINANCING ACTIVITIES
Issuance of notes payable                                    325,426          318,172            1,477,407
Repayment of notes payable                                  (214,948)        (210,268)          (1,330,179)
Issuance of capital lease obligation                          24,180                -              206,174
Repayment of capitalized lease obligations                   (28,306)         (20,214)            (166,201)
Long-term customer advances                                        -         (500,000)             100,000
Issuance of common and preferred stock                     2,923,537        1,697,003           29,351,624
Issuance of stock warrants                                         -                -               62,500
                                                         ------------     -----------     --------------------
 Net cash provided by financing activities                 3,029,889        1,284,693           29,701,325
                                                         ------------     -----------     --------------------

Net increase (decrease) in cash
 and cash equivalents                                        506,399         (847,680)           1,334,151
Cash and cash equivalents at beginning of period             827,752        1,304,010                    -
                                                         ------------     -----------     --------------------
Cash and cash equivalents at end of period                $1,334,151         $456,330           $1,334,151
                                                         ------------     -----------     --------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                Common Stock           Capital       During the
                                         ------------------------     in Excess      Development
                                           Shares      Par Value     of Par Value       Stage         Total
                                         -----------  -----------    ------------   ------------    ----------
Balance at March 31, 1994                 4,813,029      $96,261     $25,128,204    ($21,282,691)   $3,941,774
Private placement of common stock
  April 1994                                100,000        2,000         378,000                       380,000
  August 1994                               100,000        2,000         423,575                       425,575
  September 1994                            250,000        5,000         886,428                       891,428
Net loss                                                                              (2,503,271)   (2,503,271)
                                         -----------  -----------   ------------    ------------    ----------
Balance at December 31, 1994              5,263,029     $105,261     $26,816,207    ($23,785,962)   $3,135,506
                                         ===========  ===========   ============    ============    ==========


Balance at March 31, 1995                 5,263,029     $105,261     $26,816,207    ($25,037,659)   $1,883,809
Private placement of common stock
  November 1995                           2,788,000       55,760       2,867,777                     2,923,537
Net  loss                                                                             (2,241,254)   (2,241,254)
                                         -----------  -----------   ------------    ------------    ----------
Balance at December 31, 1995              8,051,029     $161,021     $29,683,984    ($27,278,913)   $2,566,092
                                         ===========  ===========   ============    ============    ==========

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

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that without significant revenues its current resources will allow planned operations to continue through November 1996, and possibly beyond that date. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will most probably require additional financing from time-to-time until it begins to generate positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1995 and March 31, 1995, and the results of operations for the three months and nine months ended December 31, 1995 and 1994 and from September 23, 1983 (inception) to December 31, 1995. The results of operations for the three months and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1995.

2. STOCKHOLDERS' EQUITY

In November 1995, the Company completed a private placement totaling 2,788,000 shares of common stock and 3,485,000 warrants to purchase common stock, resulting in aggregate net proceeds of approximately $2,924,000 to the Company after total expenses of approximately $561,000.

The warrants entitle the holders thereof to purchase one share of common stock at a price of $1 per share and such warrants expire November 27, 2005. The warrants are subject to redemption by the Company at $.10 per warrant on 60 days prior written notice, provided that the closing bid quotation for the common stock as reported on the American Stock Exchange, or on such exchange on which the common stock is then traded, exceeds 400% of the exercise price per share for 20 consecutive trading days ending three days prior to the date of redemption. The warrants are not redeemable on or prior to November 27, 1996 unless the closing bid quotation for the common stock as reported on the American Stock Exchange, or on such exchange on which the common stock is then traded, exceeds 600% of the exercise price per share for 20 consecutive trading days ending three days prior to the date of redemption.

In connection with the private placement the Company entered into an agreement with a placement agent under which the Company paid a cash fee of $313,650 and a non-accountable expense reimbursement of $140,000 to the placement agent. The Company has also agreed to pay the placement agent a cash fee equal to 6% of the aggregate proceeds from any future exercise of the warrants. The Company also granted a purchase option under which the placement agent can purchase up to 348,500 shares of common stock and 435,625 of the aforementioned warrants for an aggregate purchase price of $479,188. Lastly, the Company has agreed to retain the placement agent as a financial consultant to the Company for a period of at least one year at a fee of $2,500 per month.

3.  INCOME TAXES

The Internal Revenue Code ("IRC") includes provisions which significantly limit potential use of net operating losses in situations where there is a change in ownership, as defined in IRC Section 382, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt borrowing rate. The State of California has enacted similar legislation. The common stock issuance of November 27, 1995 combined with the other stock issuances completed by the Company during the past three years have initiated a change in ownership as defined in IRC Section 382. Accordingly, the Company is currently subject to an annual limitation of approximately $600,000 on accumulated federal and California net operating loss carryforwards of approximately $26,000,000 and $10,000,000 respectively.

4.  OPTION AGREEMENT WITH PROCTER & GAMBLE COMPANY

On October 4, 1995, the Company signed an agreement with the Procter & Gamble Company (P&G) which provides P&G the option to enter into an exclusive marketing agreement for the Company's Periodontal Tissue Monitor (the "PTM") worldwide, with the exception of Japan. P&G has the right to exercise the option up until four weeks after U.S. Food and Drug Administration (FDA) approval to market the product in the United States. The option agreement calls for P&G to make certain payments to the Company based upon the achievement of milestones, including FDA approval, and the exercise of the option by P&G.

5.  TERMINATION OF AGREEMENT WITH COLGATE-PALMOLIVE COMPANY

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

6.  SEPARATION AGREEMENT

Effective April 14, 1995, the Company terminated the employment of the President and Chief Operating Officer of the Company. Under an employment agreement dated August 18, 1994 the Company is required to continue paying 75% of the former employee's salary and all benefits until new employment is attained for a period of up to one year. In April 1995 the Company accrued approximately $111,000, the remaining maximum potential expense to the Company under this agreement, of which $34,000 remains unpaid at December 31, 1995.

                         XYTRONYX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                        INCORPORATED SEPTEMBER 23, 1983


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues aggregated $202,000 for the quarter ended December 31, 1995, a $150,000 increase from revenues of $51,000 recorded during the same period of the prior year. Current quarter revenues include marketing rights income of
$175,000.   No such revenues were earned in the prior year.

Total revenues for the nine month period ending December 31, 1995, totaled $343,000, a decrease of $810,000, or 70%, from the same period of the prior year. The majority of the prior year revenues for this nine month period relate to a March 1994 agreement with Coors Brewing Company for use of Xytronyx's Kephra(TM) reversible color change technology in a summer 1994 promotion. The Coors Brewing Company's rights with respect to the technology terminated on March 6, 1995 and accordingly, no such revenues from Coors were earned in the current year. Cost of product sales for the nine month period ending December 31, 1995 decreased $300,000, or 76%, from the prior year, consistent with the decrease in revenues.

Product development costs totaled $459,000 for the quarter, a 34% increase from the prior year costs of $341,000. This increase is primarily the result of additional expenses incurred relating to the U.S. Clinical Trials of the Periodontal Tissue Monitor (the "PTM").

For the nine months ended December 31, 1995, product development costs decreased $323,000, or 22%, from the same period of the prior year to $1,161,000. Laboratory and other research expenditures in this period have decreased $453,000 resulting from cessation of certain projects, offset by an increase in PTM clinical trial and contract research expenditures of $129,000.

Business development costs for the current quarter totaled $81,000, a decrease of $138,000, or 63%, from the same quarter of the prior year. Prior year amounts include $56,000 of costs incurred related to approval of the Periodontal Tissue Monitor in the Peoples Republic of China. No such costs were incurred in the current quarter. The remaining decrease is a result of cost containment measures implemented in March, 1995 which include concentrating the Company's efforts on its PTM product and its Kephra(TM) reversible color change technology.

Business development costs for the nine month period ended December 31, 1995 decreased $206,000, or 38%, to $342,000 from the same period of the prior year. Prior year amounts include costs incurred related to approval of the Periodontal Tissue Monitor in the Peoples Republic of China and other costs incurred relating to the agreement with Coors Brewing Company as discussed above. No such costs were incurred in the current period.

Management's Discussion and Analysis of Financial Condition and Results of Operations


General and administrative expenses for the three month period ended December 31, 1995 decreased 22% to $270,000 from the same period of the prior year. For the nine months ended December 31, 1995, general and administrative costs decreased 19% to $962,000 from the same period of the prior year. This decrease is a result of cost savings measures implemented in March 1995 which include reduced staffing and a reduction in other administrative costs.

Net loss for the quarter ended December 31, 1995 totaled $656,000, a 28% decrease from the prior year's third quarter loss of $913,000. This decrease resulted from the decrease in cost of product sales, business development costs, and general and administrative costs, partially offset by the increase in product development costs. Net loss per share of common stock for the quarter ended December 31, 1995 was $.10, a 41% decrease from the prior year's third quarter loss of $.17 per share. This decrease was a result of the decrease in net loss for the current quarter and an increase in the weighted average number of shares outstanding.

Net loss for the nine months ended December 31, 1995 totaled $2,241,000, a decrease of $262,000 from the same period of the prior year. This decrease is a result of a decrease in expenses of $1,072,000 offset by a decrease in revenues of $810,000. Net loss per share of common stock for the nine months ended December 31, 1995 was $.40, a 20% decrease from the loss of $.50 per share for the same period of the prior year. The decrease was a result of the decrease in net loss for the period combined with an increase in the weighted average number of shares outstanding.


CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at December 31, 1995 totaled $2,757,000, a $936,000, or 51%, increase from the March 31, 1995 balance.
Working capital at December 31, 1995 increased by 44% from March 31, 1995 to $2,274,000. These increases were primarily due to the net proceeds of $2,924,000 from a third quarter private placement of the Company's common stock partially offset by the net loss for the nine month period ending December 31, 1995 and other less significant changes in certain balance sheet accounts since March 31, 1995. Prepaid expenses increased by $122,000 as a result of the prepayment of annual insurance premiums. Notes payable increased by approximately $110,000 as a result of financing the above mentioned insurance premiums. Accounts payable increased $161,000 for the nine month period. This increase includes an accrual of $280,000 for U.S. PTM clinical trial expenses offset by a general reduction in trade payables. Accrued expenses increased $125,000 as a result of an accrual for performance bonuses to be paid in the
fourth quarter of Fiscal 1996.   Stockholders equity increased by $682,000 as a
result of the private placement of the Company's common stock offset by the net loss for the period.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through November 1996, based on a continuation of the pattern of expenses which have prevailed during Fiscal 1996. Unanticipated expenses or working capital requirements could, however, shorten that period.

Management's Discussion and Analysis of Financial Condition and Results of Operations


A Premarket Approval ("PMA") application for marketing approval of the PTM kit was submitted to the FDA in August 1989, and in May 1990, an FDA Panel unanimously recommended approval of the PTM with conditions as to the text of the labeling. Since then, the Company has received 4 letters from the FDA requesting further information and data from the Company. The FDA's most recent letter, received by the Company in May 1993, indicated that additional clinical trials and other data will be required before the PMA application can be considered for approval. The Company agreed to complete a 12-month clinical study to be conducted in parallel at three separate universities. In November 1993 the FDA approved the protocol to be used in the study, and the study is now underway.

On May 11, 1995, the Company terminated an agreement with Colgate-Palmolive Company under which Colgate had the exclusive right to distribute the PTM product in most areas of the world with the exception of China, Japan, and certain other Asian markets. On October 11, 1995 the Company entered into an agreement with Procter & Gamble Company which provides Procter & Gamble Company an option to market the PTM product on a worldwide basis, excluding Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

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

PART II-OTHER INFORMATION
-------------------------

Item 6.  Exhibits and Reports on Form 8-K

Date of Report      Item Reported                    Financial Statements Filed
--------------      ---------------                  --------------------------

December 4, 1995    Item 5 - Other Events                      No
                    (news release announcing
                    Fiscal 1996 second quarter
                    results; amendment #1 to
                    rights agreement between
                    Xytronyx, Inc. and First
                    Chicago Trust Company;
                    amendment to the Certificate
                    of Designations of Series R
                    Junior Participating Preferred
                    Stock; news release announcing
                    the private placement of the
                    Company's common stock; news
                    release announcing appointments
                    to the Board of Directors.)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Xytronyx, Inc.



Date:  February 9, 1996             /s/  Dale A. Sander
                                   --------------------
                                   Dale A. Sander
                                   Chief Financial Officer
                                   (Principal Accounting Officer and Officer
                                   duly authorized to sign this report on
                                   behalf of the registrant)