Form 10-K405
period 1996-03-31
XYTRONYX INC
filed 1996-06-19
CIK 731252

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

              ---------------------------------------------------------

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996             Commission File No. 1-9613

              ---------------------------------------------------------

                                    XYTRONYX, INC.
                (Exact Name of Registrant as specified in its charter)


              Delaware                                 36-3258753
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

                          6555 Nancy Ridge Drive, Suite 200
                                 San Diego, CA  92121
                                    (619) 550-3900
                 (Address, including zip code, and telephone number,
          including area code, of Registrant's principal executive offices)

              ---------------------------------------------------------

             Securities registered pursuant to Section 12(b) of the Act:
                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                        --------------------
    Common Stock, $.02 Par Value                   American Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE
              ---------------------------------------------------------
                                   (Title of Class)

              ---------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $22,749,000 on June 14, 1996, when the closing price of such stock, as reported in the American Stock Exchange, was $2.8125.

         The number of shares outstanding of the registrant's Common Stock, $.02 par value, as of June 14, 1996 was 8,088,529 shares.

              ---------------------------------------------------------


                         DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996, are incorporated into Part II hereof.

2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on August 9, 1996, which will be mailed on or about June 17, 1996, are incorporated into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        PART 1

ITEM 1.   BUSINESS

SUMMARY

         Xytronyx, Inc. (the "Company"), a development stage enterprise, was organized as a Delaware corporation in September of 1983, and is engaged primarily in the development and commercialization of medical products based on biotechnological research regarding the treatment and detection of cancer and other diseases.

         During calendar 1996 the Company completed two transactions under which it acquired or otherwise gained rights to proprietary technologies in the areas of cancer therapy. First was the acquisition of an exclusive license to the Photodynamic Immunotherapy-TM- ("PDIT-TM-") technology for treatment of cancer. Second was an agreement which granted Xytronyx an option to acquire Binary Therapeutics, Inc., the holder of certain proprietary technologies, also for the treatment of cancer, in the Photodynamic Therapy ("PDT") area. The Company believes that these two separate technologies and product development opportunities compliment each other and offer the Company efficiencies and other strategic benefits due to their similar development requirements and expected uses. These transactions represented a significant expansion of the scope of the Company's product development activities, and are described in more detail below.

         Prior to the expansion into the cancer therapy area, much of the Company's efforts were directed toward the commercialization of (i) the Periodontal Tissue Monitor (the "PTM"), a disposable test used to assist with the diagnosis and monitoring of the treatment of periodontitis, a serious form of periodontal disease and the most common cause of tooth loss in adults, and
(ii) the Company's photochromic technology.

         Reference is made to Items 7 and 8 of this Report for further information about the business of the Company during the past fiscal year. The consolidated financial statements of the Company incorporated by reference in
Item 8 of this report include the accounts of Xytronyx, Inc. and its subsidiary for all periods presented.


PHOTODYNAMIC IMMUNOTHERAPY-TM- (PDIT-TM-) TREATMENT
(BREAST, LUNG AND PROSTATE CANCER)

         OVERVIEW OF CANCER MARKET. Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancer will spread beyond its original site and invade surrounding tissue, and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary site and/or tumor but also its metastases. CANCER FACTS AND FIGURES, a report from the American Cancer Society, states that a total of approximately 1,250,000 new cases (EXCLUDING approximately 800,000 new cases of squamous cell and basal cell skin cancers) and 550,000 deaths were reported for invasive cancers in the United States in 1995, highlighting the prevalence of this group of diseases.

         Traditional methods treating cancer generally include surgery (including laser surgery), radiation therapy, and chemotherapy. Although these techniques have achieved a high rate of success for many cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, in many instances cancer will recur even after repeated attempts at surgical removal of tumors or other treatment. Surgery may be successful in removing visible tumors but may leave smaller nests of cancer cells in the patient which continue to proliferate. Radiation or chemotherapy are relatively imprecise methods for the destruction of cancer cells (i.e. such therapies can kill both cancer cells and normal cells) and thus have toxic side effects which may themselves be lethal to the patient; these toxic side effects may limit the application of these treatment modes to less than optimal levels required to ensure eradication of the cancer. Despite the successes of traditional therapies, the high numbers of cancer-related deaths indicate the need for more efficacious therapies for many patients.

         PHOTODYNAMIC IMMUNOTHERAPY-TM- ("PDIT-TM-") TREATMENT. The Company's Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer is in preparation for human clinical trials and is intended to initially target the treatment of breast cancer. PDIT treatment consists of the co-injection of an infrared absorbing dye (photosensitizing drug) and an adjuvant directly into a tumor followed by illumination with an infrared laser. Similar to traditional Photodynamic Therapy (see "Photodynamic Therapy (PDT) Overview"), PDIT therapy is intended to produce tumor tissue destruction in the primary area of treatment. An important distinction of PDIT treatment, however, is that this therapy is also intended to trigger an immune reaction in the patient to complete the destruction of the primary tumor and to also destroy metastatic tumors. The Company believes that the potential of PDIT therapy to destroy metastatic tumors offers an improved methodology for treatment of cancers such as breast, lung and prostate, particularly when in more advanced stages.

         Many experts believe that long-term control or elimination of cancer requires the utilization of the patient's own immune surveillance and defense systems. Normally a body's immune system recognizes "self" and "non-self" cells and prevents uncontrolled proliferation of undesirable tissues. Therefore, these experts believe that the optimal cancer treatment modality would be one that fully restores and stimulates the body's normal immunobiological responses against the growth of malignant cells. For reasons not completely understood, the body's cellular and humoral (systemic) immune responses in cancer patients are not fully stimulated and/or developed to the extent necessary to halt the proliferation of and destroy malignant cells. Much work has been done in the field of cancer immunotherapy in which patients are treated with immunoadjuvants, antigens and chitosans (either in combination or separately) in an attempt to activate the immune system. However, the use of a nonspecific immunoadjuvant without a specific component (i.e., a factor which targets the antigen unique to the specific cancer in the specific patient undergoing treatment) may only activate the body's immune system without directing it to the cancer cells. The Company is not aware of any factors which have been identified which can serve as a specific component across a wide range of cancers and patients, and some experts believe that differences among hosts may preclude the identification of such a single factor. Without the activation of immunity targeting specific antigens, immunotherapy using an adjuvant alone appears to achieve only limited success in the treatment of cancer.

         Preclinical studies of PDIT treatment conducted with animals indicate that the therapy induces a specific immune response which destroys primary and metastatic tumors, and provides longer-term protection against recurrence of the cancer. As indicated above, PDIT treatment is initiated with the injection of a combination of a infrared absorbing dye and an immunoadjuvant directly into a tumor. The tumor is then illuminated with laser light which is absorbed by the dye and produces photothermal destruction of tumor tissue. This photothermal destruction is only the precursor of what is believed to be the more significant course of action of PDIT therapy, the immune response. The hypothesis of the Company is that this response proceeds as follows: The immunoadjuvant stimulates an immune response directed against the specific antigen unmasked by the photothermal treatment of the tumor, resulting in an immunological attack against the tumor cell population weakened by the treatment. Even more significantly, a systemic immune response also is stimulated which destroys tumors distant from the site of treatment, including remote-site metastatic tumors. Lastly, the immune response appears to be retained in the body providing long-term immunity toward the cancer and the prospect for a "true cure."

         Preclinical testing of PDIT therapy has included treatment of rats inflicted with a sub-surface breast cancer tumor. The breast cancer model tested, the DMBA-4 cell line, is an extremely challenging model which is characterized by rapid proliferation of the primary tumor and the formation of metastatic tumors throughout the body; 99% of the untreated rats die, within an average of 30 days of tumor implantation. The model has also proven to be unresponsive to traditional treatments including surgery, chemotherapy, radiation and laser therapy. With application of what the principal researchers currently believe to be optimal dosing, PDIT treatment has generated success (measured by both tumor eradication and long-term survival) in the majority of animals treated. Importantly, tumor eradication was achieved for both the primary tumor treated and remote metastatic tumors not directly subject to the treatment, supporting the hypotheses that an immune response has been stimulated. Lastly, upon rechallenge (reintroduction of the tumor model to the animals subsequent to the original tumor eradication) the "second generation" tumors are also eradicated, indicating the existence of longer-term immunity against cancer. It should be noted that this technology has only been tested in animal models to date and there is no assurance that it will prove effective in humans.

         The timeline for transferring PDIT treatment to human clinical studies is accelerated by the fact that the infrared absorbing dye selected for initial testing is already approved by the FDA for intravenous use as an imaging agent, and the immunoadjuvant selected is a non-toxic biodegradable substance. Lasers producing the appropriate wavelength for absorption by the dye have already been approved by the FDA for a variety of surgical applications. Although an IND approval from the FDA specific to the use of these compounds in PDIT therapy will be required to initiate human clinical trials (see "See Government Regulation"), the prior approvals are likely to reduce the magnitude of the preclinical work required to attain such approval.

         The Company believes that PDIT treatment could be useful in treating a variety of cancers, particularly those with well-circumscribed tumors such as breast, lung and prostate cancers. The Company has targeted breast cancer for the initial human clinical studies, in part because of the success with the preclinical breast models. The Company's current plan is to commence a Phase 1 clinical study of PDIT treatment of breast cancer patients who have been nonresponsive to other treatment methodologies in late 1996 or early 1997 after seeking IND approval from the FDA (see "Government Regulation"). Submission of the IND application will require completion of certain preclinical work, including preparation of GMP-grade materials (expected to be performed on a contract basis outside the Company) and animal toxicity testing.

         Commercialization of PDIT treatment (and the technologies described in the "Photodynamic Therapy (PDT) - Binary Therapeutics, Inc." section below) require the development of a "system" comprised of light delivery devices in addition to the drug compounds. The Company expects that a clinician administering PDIT (or PDT) treatment will need to be provided, in addition to the drug compound, light delivery devices such as laser couplings, optical fibers and light diffusing tips of a size and shape tailored to a particular tumor site. The Company believes that some development will be required to optimize available light delivery sources for clinical administration of PDIT and PDT treatments, and expects to work with manufacturers of such products to facilitate such development. The Company expects that PDIT and PDT treatments will employ commercially available off-the-shelf lasers.

         The Company obtained an exclusive worldwide license to the PDIT technology in May 1996 under an agreement with Wound Healing of Oklahoma ("WHO"), a privately held company. The agreement calls for the Company to pay WHO royalties based on sales of products incorporating the PDIT technology, including a minimum royalty of $50,000 per year. The Company has also entered into a research agreement (see - Product Development Strategy and Research Agreements") with WHO under which the principal developers of the PDIT technology are assisting with the preparation of the IND application to the FDA and performing additional studies to investigate the mechanism of PDIT. Patent applications encompassing the PDIT technology have been filed in the United States and in major international markets (see "Patents").

PHOTODYNAMIC THERAPY (PDT) - BINARY THERAPEUTICS, INC.

         OPTION TO ACQUIRE BINARY THERAPEUTICS, INC. In June 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy for cancer. The agreement gives the Company the right to acquire BTI at anytime prior to April 30, 1997 by a merger of BTI into a wholly owned subsidiary of the Company. If the Company elects to exercise its option, the agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued will be determined based upon the market value of the Company's common stock prior to the date of exercise, although the value of the common stock cannot be less than $2.00 or more than $6.00 per share. Under the agreement, the Company will assist BTI during the option period with the advancement of certain PDT products into human clinical trials. In order for the merger to be effected, the agreement will require approval by a majority of the stockholders of BTI, and BTI is currently in the process of seeking such approval. The Company may elect to, or under certain circumstances may be required to, obtain the approval of its stockholders prior to effecting the merger. Additionally, in order to exercise its rights to consummate the merger under the agreement, the Company will have to satisfy certain conditions, including funding up to $1,250,000 of product development expenses incurred by BTI during the option period. In the event that the Company terminates the agreement, the Company would remain obligated to continue the funding of such product development expenses incurred during the period ending 90 days from such termination.

         PHOTODYNAMIC THERAPY (PDT) OVERVIEW. Photodynamic Therapy is an emerging mode of treatment for cancer which uses the combination of light-activated drugs and nonthermal light to achieve selective, photochemical destruction of cancer cells with minimal effect on surrounding normal tissues. PDT typically has two primary components:
1. DRUG ADMINISTRATION: A non-toxic light-absorbing dye or other "photosensitizing drug" is injected into the patient; PDT drugs are designed to be "selective," i.e., taken up and retained in tumors and other cancerous cells while conversely eschewing or quickly clearing from normal cells. Unlike traditional chemotherapy drugs, the PDT drugs are designed to be non-toxic in the absence of light and have no therapeutic effect on their own.
2. ILLUMINATION WITH LIGHT: After administration of the PDT drug, a laser or other source is used to illuminate the area of treatment with light with the specific wavelength required for absorption by the drug. Similar to the PDT drugs, the light has no therapeutic effect by itself.
The absorption of light energy by the drug generates biochemical reactions which destroy the cancer cells; the reaction is highly controlled and will end upon cessation of the light energy.

         The potential advantages of PDT in the treatment of cancer are expected to be as follows:
- -   Selectivity:  Selective to cancer cells with minimal effect on normal healthy tissue, a significant benefit over chemotherapy and radiation treatment.
- -   More Extensive Eradication:  Facilitates the treatment of not only the larger, easily identifiable tumors but also other cancerous cells which are in the field of illumination, a significant benefit over stand-alone surgery which may leave cancerous cells behind in the patient.
- -   Controllability:  The photosensitizing drugs are inactive until excited by light within their specific absorption band. Photodynamic activity begins only when the drug-saturated cells are exposed to light and ends when the light is terminated.
- -   Minimally Invasive.
- -   Minimal Known Side Effects:  The drugs are non-toxic and the light source is low power, nonthermal light.

         Among the clinical applications expected for PDT is as an adjunct to surgery; PDT has the potential of increasing the effectiveness of surgery by destroying cancerous cells missed by surgery. In other instances PDT might serve as an alternative to surgery; PDT may represent a less invasive technique for primary removal of a tumor where surgery is not indicated (for example, inoperable tumors located close to nerves, major blood vessels or other critical tissue). Lastly, PDT may be integrated with the patient's total treatment regimen; PDT could be used in combination with or as an alternative to traditional treatment to palliate more advanced disease. The Company expects that the applications will develop as PDT becomes more proven and the range of clinical utility is demonstrated.

         As further discussed in "Photodynamic Therapy - Competition" a limited number of drug compounds and systems have been approved by the applicable regulatory agencies both in the United States and internationally. PDT products or systems currently approved for use, however, are limited to treatment of superficial or surface tumors due to inherent limitations in the technologies.


         BTI has two major classes of technologies which it believes hold promise for use in PDT, Boronated Porphyrin compounds and Lipophilic Cationic compounds.

         BORONATED PORPHYRIN COMPOUNDS ("BOPP") - BRAIN AND PANCREATIC CANCERS. BTI's Boronated Porphyrin compound ("BOPP") is currently undergoing preparation for human clinical trials as a photosensitizing drug for PDT treatment of brain cancer. The Company believes, based upon the results of preclinical studies, that BOPP may be useful as a photosensitizing drug for PDT treatment of pancreatic tumors, and that BOPP could also be used longer term for another form of cancer treatment, Boron Neutron Capture Therapy (see - "Boron Neutron Capture Therapy" below).

         Pre-clinical testing of BOPP in the United States and Australia, including testing of the compound with various animal models, has indicated that BOPP has the following advantages over certain existing PDT agents (including hematoporphyrin derivative, or "HpD") in the treatment of certain cancers:
- -   Selective retention of BOPP in brain tumor models of as much as 400 to 1
    (400 parts in tumor tissue to 1 part in healthy tissue) compared to 30 to 1 selectivity or less for existing known compounds.
- -   Intracellular localization in mitochondria for more efficient tumor cell killing.
- -   Highly water soluble and stable under physiological conditions.
- -   No observable short-term adverse side effects up to 200 mg/kg in animals.

         BTI and the Company have agreed to target brain cancer for the initial human clinical studies, in part because of the success with preclinical brain tumor models in animals. BTI's current plan is to commence a Phase 1 clinical study of PDT treatment with BOPP of brain cancer patients by mid-1997 after seeking IND approval from the FDA (see "Government Regulation"). Submission of the IND application will require completion of certain preclinical work, including preparation of GMP-grade materials (expected to be performed on a contract basis outside BTI) and animal toxicity testing.

         BTI obtained an exclusive worldwide license to the BOPP technology in July 1992 under an agreement with University of California ("UC"). The agreement calls for BTI to pay UC royalties based on sales of products incorporating the BOPP technology. BTI has also entered a research agreement with UC (see - Product Development Strategy and Research Agreements") under which investigators at the University of California at San Francisco (the principal developers of the BOPP technology) will perform work related to the further advancement of the use of BOPP and related compounds in cancer therapy. Patents encompassing the BOPP technology have been issued in the United States, and have either been issued or applications are pending in major international markets (see "Patents").


         BORON NEUTRON CAPTURE THERAPY - LONGER TERM THERAPEUTIC OPPORTUNITY.
In addition to Photodynamic Therapy, BTI's BOPP compounds are also designed for use in Boron Neutron Capture Therapy ("BNCT"). In contrast to PDT, BNCT uses neutron radiation to activate the boron component of the BOPP compound. High-energy particles resulting from fission or splitting of the boron atom kill the cancer cells. On the average, the particles travel only about the length of a cell before dissipating their energy and thus will not emerge from tumor cells to harm normal cells adjacent to the tumor, thereby limiting the potential to cause severe side effects. Another advantage of BNCT is the potential to kill dividing and nondividing tumor cells alike (other forms of radiation treatment work best only on cells that are dividing). BNCT raises the possibility of treating more deep seated tumors virtually anywhere in the body due to the fact that the neutron particles can penetrate up to 7 cm into the body. As in PDT, both the drugs and the neutron radiation are administered at non-toxic levels. BOPP was originally designed primarily for use in BNCT and preclinical work indicates that its selectivity and ability to kill cancer cells at low level neutron radiation make it an excellent candidate for this therapy. Practical commercialization of the BNCT technology will require the development by third parties of non-nuclear neutron generators suitable for wide-spread use in conventional hospitals and other centers of treatment. Currently there are only a limited number of facilities that can produce sufficient neutrons of the right type for clinical testing, although successful testing of a BNCT compound in these settings may encourage the development of commercially available equipment. BTI's strategy is to develop BOPP as a PDT agent initially, and then explore the possibility of expanding the use of the product into BNCT contingent upon the rate of development of the field of BNCT.


         LIPOPHILIC CATIONIC COMPOUNDS ("LCC'S") - CANCER THERAPY. BTI also holds technologies encompassing the use of a second family of compounds, Lipophilic Cationic Compounds ("LCC's"), for cancer treatment with PDT. LCC's have been shown in early preclinical studies to offer potential significant advantages over current compounds being used for PDT. As demonstrated in certain laboratory models, the degree of tumor selectivity of these compounds may prove to be substantially higher than that achieved by current competitive products, and these compounds can be activated by light at substantially longer wavelengths, allowing penetration of skin and tissue for the treatment of larger and deeper tumors. Unlike current PDT drugs, LCC's may be effective in the presence or absence of oxygen because they do not rely solely upon the production of cytotoxic oxygen free radicals for their killing mechanism. BTI believes that LCC's may be applicable to all major forms of solid tumor cancer.

         BTI is currently evaluating various LCC's for the purpose of selecting a lead LCC compound for preparation for clinical trials. BTI has initially targeted mouth cancer as an initial demonstration of the safety and efficacy of its lead LCC compound in PDT because of the favorable (in terms of ease of reach and diagnosis) location of this cancer, although the ultimate indication selected for treatment may be changed based on the characteristics of the LCC selected for initial development. Additional preclinical work is likely to be required to prepare the initial LCC for a Phase 1 clinical trial including additional efficacy testing on animal models and toxicity testing.

         BTI obtained an exclusive worldwide license to the LCC technology in July 1992 under an agreement with Massachusetts General Hospital ("MGH"). The agreement calls for BTI to pay MGH royalties based on sales of products incorporating the LCC technology. BTI has also entered into a research agreement with MGH (see - Product Development Strategy and Research Agreements") under which investigators are performing work related to PDT and LCC's. Patent applications encompassing the LCC technology have been issued in the United States and in major international markets (see "Patents").

AST TECHNOLOGY - PERIODONTAL TISSUE MONITOR (PTM)

         BACKGROUND OF PTM. The Company has developed the Periodontal Tissue Monitor (the "PTM"), a disposable test used to assist with the diagnosis and monitoring of the treatment of periodontitis, a serious form of periodontal disease and the most common cause of tooth loss in adults. The PTM works by identifying aspartate aminotransferase ("AST"), an enzyme which is released when cells die. The Company's AST technology may also have application in diagnostic products for other diseases and medical conditions.

         The PTM is approved for sale in much of Western Europe, China and Canada. Clinical trials required for United States Food and Drug Administration ("FDA") approval were completed in March

1996, and the Company expects to submit a Premarket Approval ("PMA") application to the U.S. Food and Drug Administration ("FDA") during the summer of 1996.

         PERIODONTAL DISEASE. A World Health Organization report estimates that the incidence of periodontal disease worldwide averages 33% of the total adult population, or approximately 1.5 billion people. In the United States alone, surveys by the American Dental Association indicate that approximately 20 million "scaling and root planing" sessions (a common treatment for periodontitis) are held each year at an average cost of $200 to $800 per session. Other estimates indicate that as much as $15 billion is spent in the United States each year treating periodontitis. Prevalence of the disease and expenditures for treatment are also significant in many international markets.

         Because of the difficulty in diagnosing active periodontitis, and the fact that all current diagnosis methods are retrospective, the dental practitioner is often forced to treat the disease relatively late in its progression and may treat the entire mouth of a patient even though the disease is active in only a few specific sites. Treating the patient's full mouth in such instances results in unnecessary cost and patient discomfort, and late treatment may result in the need for more extensive, and costly, treatment techniques.

         PTM PRODUCT. The Company's proprietary Periodontal Tissue Monitor is an eye-readable disposable test designed for use within the dental office to assist practitioners (dentists and periodontists) in the diagnosis of periodontitis and in the monitoring of the effectiveness of their efforts to treat the disease. The PTM works by identifying the enzyme aspartate aminotransferase ("AST") which is found in crevicular fluid when cells die. The PTM is designed to be simple, easy to use, and performed chairside in the dental office. The dental professional initiates the test by touching a small strip of paper to the neck of the tooth to collect a fluid sample. The paper strip is then placed in a solution which changes colors if the active disease is present, a process which takes approximately 8 to 12 minutes. Due to the short turn-around time, the test can be initiated at the start of an office visit with results available before the patient leaves the dental chair. The PTM requires no special equipment, no refrigeration or other special storage, and is disposable. The most important benefits the Company expects from use of the PTM are:
- -   Assistance with early detection of the disease, facilitating earlier treatment and less extensive treatment techniques.
- -   Testing for active periodontal disease on a site-by-site basis, allowing the clinician to treat only those sites with active disease. Accordingly, an important benefit of the PTM is the potential reduction in the cost of treating periodontal disease; estimates indicate that a significant portion of the cost of treating periodontitis may be eliminated with the use of the PTM.
- -   Evaluation of the effectiveness of treatment within weeks of such treatment, facilitating immediate follow-up treatment if necessary. Periodontitis is usually chronic, in some patients reappearing from time to time, and in others persisting for extended time periods. It is expected that several PTM tests may be used on a patient throughout a year; one PTM prior to treatment, and one or more following treatment to determine if the treatment has been effective (or to monitor the patient over an extended period of time).

         PTM PATENTS AND REGULATORY APPROVAL. The Company licensed certain technology from the University of Illinois ("U of I") on the use of AST as an adjunct to the diagnosis and monitoring of treatment of periodontal disease.
Two U.S. patents relating to the licensed technology have been issued; international patent protection was only available on one of the technologies, and patents have been received in major international markets. In addition to the U of I patents, the Company has a U.S. Patent application, and corresponding international patent applications, pending relating to the incorporation of the chemistry facilitating the use of AST as a diagnostic market into a "one-step" kit format. This latter technology has potential applications for diseases beyond the PTM product.

         The Company is required to obtain a Premarket Approval ("PMA") from the U.S. Food and Drug Administration ("FDA") before commencing distribution of the PTM in the United States. The Company completed 28-day clinical trials with an earlier-generation PTM at three centers in June 1989. In August

1989 the Company filed a PMA application with the FDA, and received a unanimous recommendation for approval in May 1990 from an FDA dental advisory panel. Subsequently, the Company has received a series of letters from the FDA requesting additional information and clinical testing, and responded with a series of amendments to the PMA application attempting to demonstrate adequacy of the original clinical trial and results. In mid-1993 the Company initiated the process of designing long-term clinical studies to meet new FDA requirements. During this period the Company developed a 2nd-generation version of PTM which it believes greatly increased ease of use, readability, accuracy, shelf-life and other performance characteristics. In November 1993 the FDA approved the Company's protocol for a 12-month clinical study to be conducted at three sites. In April 1994 the Company and the clinical sites, University of Washington, Harvard University and University of North Carolina, completed planning for the clinicals and signed clinical research agreements. In June 1994 enrollment of patients in the clinical studies commenced, and full enrollment was reached in March 1995, and the study was completed in March 1996. The Company expects to submit a PMA application to the FDA during the summer of 1996.


         PTM MARKETING. The Company's planned strategy is to establish strategic marketing alliances with leading medical product companies throughout the world to market the PTM; the objective of these alliances is to take advantage of these companies' marketing expertise, established customer bases, and distribution channels. In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the "PTM" in Europe. Under the agreement, Hawe-Neos, which is headquartered in Bioggio, Switzerland, will market the product on an exclusive basis in Europe for a period of 18 months, and has the option to extend the term of its distribution rights for an additional 5 years subject to certain minimum purchase quantities. In January 1995 the Company entered into an agreement with Shofu Dental Company of Japan under which Shofu is to fund and manage clinical trials of PTM in Japan, and market the product in Japan after obtaining approval in that country. The Company is pursuing discussions with companies regarding potential marketing partnerships related to PTM throughout the rest of the world. In October 1995 the Company entered into an agreement with Procter & Gamble Company (P&G) under which P&G was granted an option to acquire exclusive worldwide rights for marketing the PTM product. In April 1996 P&G notified the Company that it was terminating the option agreement; P&G's explanation for the termination was that P&G is refocusing on its core oral care products and is eliminating efforts related to certain other products.


PHOTOCHROMIC TECHNOLOGY ("KEPHRA-TM-")

         KEPHRA TECHNOLOGY AND MARKET APPLICATIONS. The name "Kephra" encompasses the Company's family of dyes which react with sunlight or other sources of UV light ("photochromic dyes"). The Kephra dyes are colorless when viewed under room fluorescent or incandescent light, but become very colorful when exposed to UV light. The Kephra process is reversible such that when the dyes are removed from sun light they return to their original colorless appearance. Kephra dyes have a relatively long lifetime, and the colorless to color process can be repeated numerous times depending upon the application. Kephra dyes can be used in numerous printing processes, including lithography, flexography, and silk screen. The dyes can also be incorporated into water-based inks.

         Potential applications for Kephra include consumer health, apparel, promotional and advertising programs, and other products benefiting from the potential additional consumer appeal of the color-change feature. During 1994 Coors Brewing Company paid the Company $1 million for use of Kephra in a Summer 1994 promotion of its COORS LIGHT-Registered Trademark- brand. In January 1996 the Company entered into an agreement under which it granted a major international soft drink company exclusive use of the Kephra technology in the U.S. and Canadian soft drink markets for a period of 18 months. The Company received a payment of $150,000 under the agreement and will receive a royalty on the sale of any products using the technology. The Company also entered into a license agreement with an international watch company who commenced marketing watches produced with the Kephra technology in April 1996; the Company will receive a royalty on any sales of the watches. The Company is currently performing product development for a number of additional companies regarding the incorporation of Kephra into their products, including a major consumer health application.

         KEPHRA PATENTS AND PROPRIETARY RIGHTS. Dyes which react to UV light ("Photochromes") have existed for a relatively long time. With the exception of a few applications (for example, photosensitive eye glasses) commercial use of Photochromes has been limited in part due to the fact that these dyes quickly lose their color-changing capability after just a few hours of exposure to UV. The Company acquires off-the-shelf Photochromes from a number of commercial sources. The Company then formulates these Photochromes into Kephra dyes by adding certain chemical compositions and performing certain processes to: (1) facilitate the use of the Kephra dyes in specific applications, such as certain printing processes, (2) provide a fuller array of colors than available from off-the-shelf Photochromes and (3) increase the life-time or "stability" of the Kephra dyes. The Company has achieved what it believes to be significant advances in the stability and colors of its Kephra dyes, in some applications hundreds of hours of stability compared to the several hours of off-the-shelf Photochromes. The Company believes that these advances make Kephra commercially viable as compared to the less developed photochromic technologies of the past.

         The Company received a U.S. Patent relating to the use of Photochromes with certain vehicles, including PVC. The Company has also filed for a U.S. Patent application relating to the use of one family of stabilizers in the formulation of Kephra dyes. The Company has filed corresponding patent applications in certain international countries. In 1995 the Company also acquired an exclusive license to a patent covering the use of another family of stabilizers in the formulation of Photochromic dyes for printing applications. Lastly, the Company believes that some degree of proprietary protection may be provided, at least in the short-run, through its in-house expertise and trade secrets.


PRODUCT DEVELOPMENT STRATEGY

         The Company conducts its research and other product development efforts through a combination of internal and collaborative programs. The Company currently does and will rely upon research arrangements with universities, contract research organizations, and similar institutions and persons for a significant portion of its product development efforts, particularly for preclinical work being conducted in the PDIT area. The Company expects to increase its internal product development resources as its efforts related to the PDIT and PDT areas increase. Product development efforts related to the PTM and photochromic technologies (Kephra) technologies is conducted primarily by the Company's internal personnel. The Company incurred product development costs of $1,853,899, $2,118,247, and $1,217,924 in the years ended March 31, 1996, 1995 and 1994, respectively. BTI relies almost exclusively on such collaborative research arrangements for its PDT product development efforts. The Company has relied upon licensing and other transactions to gain access to proprietary technologies (see - "Photodynamic Immunotherapy ("PDIT")," "Option to Acquire Binary Therapeutics, Inc.," and "AST Diagnostic Technology - Periodontal Tissue Monitor").


PATENTS AND PROPRIETARY RIGHTS

         The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

         To date, the Company has received a number of patents, and filed a number of other patent applications, relating to the Company's technologies in the United States and internationally. The Company has also benefited from such issuances or filings of others as a licensee. In addition, a potential acquisition candidate of the Company, Binary Therapeutics, Inc., has also benefited from such patent issuances or filings of others as a licensee (see discussions of specific patents throughout this "BUSINESS" section).

         The patent positions of biotechnology firms and other high-tech firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any patent applications will result in the issuance of patents. Additionally, the Company does not know whether its existing patents (and any patents related to its patent applications which subsequently may be issued) will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until foreign counterparts, if any, publish or issue patents and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by existing patents or pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company. There can be no assurance that the Company's current patents, or patents relating to its patent applications, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

         A number of biotechnology and high-tech companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies, patents or patent applications. Such conflict could limit the scope of the patents (if any) that the Company has or may be able to obtain or result in the denial of the Company's patent applications. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

         The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

         It is the Company's policy to require its employees, consultants, and other parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parities except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.


MANUFACTURING AND MARKETING

         The Company engages primarily in the development of biotechnological products, and intends, through marketing agreements, sublicenses or other means, to rely upon relationships with domestic and/or international companies for the marketing of such products. The Company has relied upon contract manufacturers for its products under development and for its limited commercial production requirements to date, although the Company has retained certain quality control and managerial responsibility. The Company may elect to internalize more of the manufacturing and marketing responsibilities at such time as such a strategy is determined to be economically advantageous and as its financial resources and personnel permit such efforts. The commercial success of some of the Company's products (if successfully developed) may, to a large extent, depend upon the manufacturing and marketing efforts of others.


GOVERNMENT REGULATION

         The manufacturing and marketing of the Company's medical products are subject to regulation for safety and efficacy by governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's medical products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent, such as the proposed PDIT or PDT products, may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of the New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practices ("GMP") for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of the independent Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability for the institution.

         Clinical trials are typically in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites. The

FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         The Company's Periodontal Tissue Monitor is categorized as a medical device under the FDA regulations and therefore a Premarket Approval application must be filed and approved by the FDA before marketing of the product in the U.S. can commence. See - PTM PATENTS AND REGULATORY APPROVAL - for a description of the status of the FDA approval efforts relating to the PTM.

         For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.


COMPETITION

         The PDIT and PDT drugs and systems which the Company is developing will be competing with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. A number of pharmaceutical and biotechnology companies, academic institutions, government agencies, and other public and private organizations conducting research are pursuing PDT-related approaches to cancer therapy. A number of such organizations are also developing potentially competitive products for diagnosing periodontal disease. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company.

         Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company. The development by others of new treatment methods for those indications for which the Company is developing products could render these products noncompetitive or obsolete.

         The Company's products under development are expected to address a broad range of markets. The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed at which the Company or its existing or its future corporate partners can develop products, complete the clinical trials and regulatory approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

         The consumer markets into which the Kephra reversible photochromic technology is targeted for marketing are extremely competitive. The Company is aware of several companies which may represent potential competition to its Kephra reversible photochromic UV technology. A number of U.S. and international industrial chemical companies sell raw Photochromes, including the Company's suppliers. Accordingly, raw Photochromes are available in the open market to the Company's competitors. It is uncertain to what extent the Company's proprietary protection, including patents, exclusive license, and trade secrets, will allow it to maintain any existing advantage in areas such as stability.


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this report are forward-looking statements and are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans. As a result, these forward-looking statements involve risks and uncertainties, including but not limited to risks and uncertainties associated with (i) the Company's ability to successfully complete the development and commercialization of its product development efforts, (ii) the Company's ability to maintain protection of and access to proprietary rights, (iii) market and competitive factors, (iv) the regulatory approval process, (v) the Company's ability to raise additional funds necessary to support current and planned operations, and (vi) other factors. Actual events or results may differ from the Company's expectations.


PERSONNEL

         As of March 31, 1996, the Company had 13 full-time employees, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         At March 31, 1996, the Company occupied approximately 8,600 square feet of office and laboratory space in San Diego, California under a ten year-year lease which expires in June 1996, and has two five-year renewal options. The Company has no current plans for any expansion of its facilities, but believes that increases in its internal product development efforts related to the PDIT and PDT product development projects may increase the Company's facility requirements.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 28, 1996 the Company held a special meeting of its stockholders to consider a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock available for issuance by the Company from 15 million to 30 million shares. The stockholders approved the proposal, with 5,169,421 shares of Common Stock, or 90% of the shares voting and 64% of the total shares outstanding, voting in favor of the proposal, 526,606 shares, or 9% of the voting shares, had voted against the proposal, and 48,226 shares, or 1% of the voting shares had abstained. 2,306,776 shares, or 29% of the total shares outstanding, did not vote.


ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their positions with the Company and principal occupations and experience are set forth below.

                                                                 Year in
                                                                which he
                                                                became an
Name                    Position(s)                   Age        Officer
- ----                    ----------                    ---       ---------
Larry O. Bymaster       President and Chief            54          1990
                        Executive Officer

Dale A. Sander          Vice President of Finance,     36          1993
                        Chief Financial Officer,
                        Secretary and Treasurer

         The officers of the Company hold office at the discretion of the Board of Directors of the Company. During Fiscal 1996, the officers of the Company devoted substantially all of their business time to the affairs of the Company, and they intend to do so during Fiscal 1997.

         Mr. Bymaster was promoted to Chief Executive Officer of the Company by the Board of Directors in November 1992, and was elected Chairman of the Company's Board of Directors on January 1, 1995. He has senior management experience in both large corporations and smaller medical companies, with emphasis on the successful introduction and development of new products. From late 1989 until he joined the Company as President and Chief Operating Officer in September 1990, Mr. Bymaster was a Management Associate with The Bristol Management and Investment Group, a consulting firm. From 1987 to 1989, he was a corporate officer and Vice President with Cytotech, Inc., a San Diego biotechnology company. From 1979 to 1987, he held management positions with responsibilities for general management, business/marketing development, strategic planning and acquisitions with Baxter

Healthcare Corporation. From 1972 to 1979, he held various management positions with Dart Industries. Mr. Bymaster holds a Masters Degree in Business Economics from the University of Southern California.

         Mr. Sander joined the Company in December 1993 as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. From April 1991 to December 1993, Mr. Sander served as Chief Financial Officer of Tactyl Technologies, Inc., a medical device manufacturer, where his responsibilities included raising capital and business planning. Prior to this he worked for over nine years with Ernst & Young, an international professional service firm, providing accounting, tax, and financial consulting services to a variety of public and private companies; Mr. Sander's work with Ernst & Young included a three-year tour as a senior manager in the firm's national emerging business group. He is a Certified Public Accountant and has a Bachelor of Science Degree in Accounting from San Diego State University.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         The information required by this Item 5 is incorporated herein by reference to the information located on the inside front cover and on page 22 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996, filed as Exhibit 13 hereto.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated herein by reference to the information set forth on the inside front cover of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996, filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis" on pages 4-6 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996, filed as Exhibit 13 hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated herein by reference to the information located on the inside front cover and set forth on pages 7-21 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996, filed as Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                       PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information concerning directors is incorporated herein by reference to the information under the caption "Election of Directors" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, for its Annual Meeting of Stockholders to be held on August 9, 1996. Information concerning executive officers is incorporated herein by reference to the information included in
Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, for its Annual Meeting of Stockholders to be held on August 9, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The information required by this Item 12 is incorporated herein by reference to the information under the captions "Beneficial and Record Ownership of Securities" and "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, for its Annual Meeting of Stockholders to be held on August 9, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to the information under the captions "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, for its Annual Meeting of Stockholders to be held on August 9, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
         AND REPORTS ON FORM 8-K

         (a)  Exhibits and Financial Statement Schedules

              FINANCIAL STATEMENTS

              The following financial statements are incorporated herein by reference from pages 7-22 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996:

              Consolidated Statements of Operations for the years ended March 31, 1996, 1995, and 1994, and from September 23, 1983 (inception) to March 31, 1996

              Consolidated Balance Sheets as of March 31, 1996 and 1995

              Consolidated Statements of Stockholders' Equity from September 23, 1983 (inception) through March 31, 1996

              Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995, and 1994, and from September 23, 1983 (inception) to March 31, 1996

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

              Consolidated Quarterly Financial Summaries (unaudited).

              FINANCIAL STATEMENT SCHEDULES

              All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

              EXHIBITS
              --------

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
- -------            ----------------------

2.1 Agreement and Plan of Merger between the Registrant and Binary Therapeutics, Inc. dated June 4, 1996. (5)

3.1                Certificate of Incorporation of the Registrant.  (1)

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant. (2)

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

3.4 Certificate of Elimination with respect to the Registrant's Series A Convertible Preferred Stock. (4)

3.5 Certificate of Designations of Convertible Preferred Stock, Revised Series A of the Registrant. (4)

3.6 Certificate of Designations of Convertible Preferred Stock, Series B of the Registrant. (4)

3.7 Form of Certificate of Designations of Series R Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on April 16, 1991. (6)

3.8                Bylaws of the Registrant Amended and Restated as of April 2,
                   1991.  (6)

3.9 Certificate of Amendment of Certificate of Designations of Preference of Convertible Preferred Stock, Series B filed with the Delaware Secretary of State on September 14, 1989.
                   (13)

3.10               Bylaws of the Registrant amended and restated as of November
                   6, 1992.  (16)

3.11 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on April 8, 1996.
                   (20)

3.12 Certificate of Amendment to Certificate of Designations of Series R Junior Participating Cumulative Preferred Stock, $25.00 par value, filed with the Delaware Secretary of State on November 17, 1995. (19)

4.1                Description of the Registrant's Common Stock, $.02 par
                   value.  (7)

4.2 Rights Agreement, dated as of April 2, 1991, by and between the Registrant and First Chicago Trust Company of New York.
                   (6)

4.3 Form of Right Certificate pertaining to the Preferred Stock Purchase Rights of the Registrant. (6)

4.4                Amendment No. 1 to Rights Agreement between Xytronyx, Inc.
                   and First Chicago Trust Company of New York as Rights Agent dated November 10, 1995. (19)

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
- -------            ----------------------

10.1 Agreement for Cooperative Investigation dated September 6, 1984 between the Registrant and the Board of Trustees of the University of Illinois. (1)

10.2 Agreement for Cooperative Investigation dated October 8, 1984 between the Registrant and the Board of Trustees of the University of Illinois. (1)

10.3 Amendment dated October 3, 1985 to the Agreement for Cooperative Investigation dated October 8, 1984 between the Registrant and the Board of Trustees of the University of Illinois. (8)

10.4 Agreement dated September 6, 1984 between the Registrant and University Patents, Inc. (1)

10.6               Advice to Holders of the Company Common Stock Issued January
                   31, 1984.  (1)

10.8 Research Agreement dated January 28, 1986 between the Company and the University of Washington. (8)

10.9 Research Agreement dated March 4, 1987 between the Registrant and the University of Washington. (3)

10.10*             Nonqualified Stock Option Plan of the Registrant, as
                   amended.  (8)

10.11*             Incentive Stock Option Plan of the Registrant, as amended.
                   (8)

10.12* Stock Option Plan for Nonemployee and Non-Consultant Directors of the Registrant. (8)

10.13*             Stock Option Agreement between the Registrant and Morris
                   Weeden.  (8)

10.14*             Stock Option Agreement between the Registrant and William
                   Jorgenson.  (8)

10.15 Lease Agreement dated February 19, 1986 between the Registrant and McKellar Development of La Jolla. (8)

10.17 Form of Indemnity Agreement between the Registrant and its directors and executive officers. (8)

10.18 Manufacture, Sales and Distribution Agreement dated November 23, 1987 among the Registrant, Perio Test, Inc., and Colgate-Palmolive Company. (4)

10.19 Guaranty and Support Agreement dated November 23, 1987 by and between the Registrant and Colgate-Palmolive Company.
                   (4)

10.20              Security Agreement and Consent dated November 23, 1987 by
                   and among the Registrant, Perio Test, Inc., Colgate-Palmolive Company, University Patents, Inc., and the University of Illinois. (4)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
- -------            ----------------------

10.21* Amendment dated May 8, 1987 to the Incentive Stock Option Plan of the Registrant. (4)

10.24*             1988 Stock Option Plan of the Registrant.  (11)

10.25*             Key Executive Stock Option Plan of the Registrant. (10)

10.28* 1991 Stock Option Plan for Employees and Consultants of the Registrant. (14)

10.29* 1991 Stock Option Plan for Non-Employee and Non-Consultant Directors of the Registrant. (14)

10.30              April 29, 1992, Unit Purchase Agreement. (15)

10.32              Ladenburg, Thalmann & Co., Inc. Warrant. (15)

10.33              Payne Financial Group, Inc. Stock Subscription Warrant. (15)

10.35 Amendment dated March 29, 1993, to the Manufacture, Sales and Distribution Agreement dated as of November 23, 1987 among the Registrant, Perio Test, Inc. and Colgate-Palmolive Company. (16)

10.37*             Stock Option Agreement between the Registrant and Dr. Peter
                   Baram.  (17)

10.38 Purchase Agreement dated April 30, 1994 between the Registrant and Purely Hawaiian Licensing, Inc. (17)

10.39*             Stock Option Agreement between the Registrant and Larry O.
                   Bymaster.  (18)

10.40*             Stock Option Agreement between the Registrant and Rand P.
                   Mulford.  (18)

10.41 Consulting Agreement dated January 1, 1995 between the Registrant and Dr. Peter Baram. (18)

10.42 Termination Agreement dated May 11, 1995 between the Registrant and Colgate-Palmolive Company. (18)

10.43 License Agreement Between the Registrant and Wound Healing of Oklahoma dated May 8, 1996. (5)

10.44* Employment Agreement dated as of January 1, 1995 between the Registrant and Larry O. Bymaster. (5)

13 The Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996. (5)

21.                Subsidiaries of the Registrant.  (15)


*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
- -------            ----------------------

23.                Independent Auditors' Consent.  (5)

27.                Financial Data Schedule.        (5)

99.                Independent Auditors'  Report.  (5)

*Management contract, compensatory plan or arrangement

- --------------------

(1) Previously filed together with the Registrant's Registration Statement on Form S-18 (File No. 2-98072) dated May 30, 1985.

(2) Previously filed together with Amendment No. 1 to the Registrant's Registration Statement on Form S-18 (File No. 2-98072) dated July 29, 1985.

(3) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 0-14838) filed June 29, 1987.

(4) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 14838) filed June 17, 1988.

(5)  Filed herewith.

(6) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on April 3, 1991.

(7) Incorporated by reference to the Registrants Registration Statement on Form 8-A (File No. 0-14838) declared effective Sept. 23, 1986.

(8) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 0-14838) dated March 31, 1986.

(9) Previously filed together with Amendment No. 2 to the Registrant's Registration Statement on Form S-18 (File No. 2-98072) dated July 29, 1985.

(10) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 0-14838) on June 29, 1989.

(11) Previously filed together with the Registrant's Proxy Statement (File No. 0-14838) dated August 15, 1988, for the Annual Meeting of Stockholders held on September 23, 1988.

(12) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 0-14838) dated March 31, 1990.

(13) Previously filed together with Registrant's Annual Report on Form 10-K (File No. 0-14934) dated March 31, 1991.

(14) Previously filed together with the Registrant's Registration Statement on Form S-8 (File No. 33-45073) dated January 13, 1992.

(15) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1992.

(16) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1993.

(17) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1994.

(18) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1995.

(19) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on November 10, 1995.

(20) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on April 1, 1996

    (b)       Reports on Form 8-K.


              A report on Form 8-K, dated February 12, 1996, was filed under
Item 5 of Form 8-K with respect to the announcement of the Company's financial results for the quarter ended December 31, 1995, and included a schedule entitled Consolidated Financial Data.

              A report on Form 8-K, dated March 6, 1996, was filed under Item 5 of Form 8-K with respect to the announcement of letter of intent regarding option to purchase Binary Therapeutics, Inc.

              A report on Form 8-K, dated March 18, 1996, was filed under
Item 5 of Form 8-K with respect to the announcement regarding the completion of the U.S. clinical studies of its Periodontal Tissue Monitor.

              A report on Form 8-K, dated April 1, 1996, was filed under Item 5 of Form 8-K regarding results of special stockholders meeting.

              A report on Form 8-K, dated April 9, 1996, was filed under Item 5 of Form 8-K with respect to the announcement regarding notification from Procter & Gamble Company concerning the termination of their option agreement to market the Xytronyx Periodontal Tissue Monitor.

              A report on Form 8-K, dated May 13, 1996, was filed under Item 5 of Form 8-K with respect to the announcement of the acquisition of an exclusive license to novel cancer therapy.

              A report on Form 8-K, dated May 22, 1996, was filed under Item 5 of Form 8-K with respect to the announcement of a European Distribution Agreement for the Company's Periodontal Tissue Monitor.

              A report on Form 8-K, dated June 5, 1996, was filed under Item 5 of Form 8-K with respect to the announcement of the signing of an agreement for an option to acquire Binary Therapeutics, Inc.

              A report on Form 8-K, dated June 17, 1996, was filed under Item 5 of Form 8-K with respect to the announcement of the Company's financial results for the year and the quarter ended March 31, 1996, and included a schedule entitled Consolidated Financial Data.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XYTRONYX, INC.


                                            By:  /S/ DALE A. SANDER
                                                 ------------------
                                                 Dale A. Sander,
                                                 Vice President of Finance
                                                 Chief Financial Officer,

                                            Date:  June 18, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                              DATE


/S/ LARRY O. BYMASTER            Chairman of the Board             June 18, 1996
- ----------------------------     Director, President and
Larry O. Bymaster                Chief Executive Officer
                                 (Principal Executive Officer)

/S/ DALE  A. SANDER              Vice President of Finance, and    June 18, 1996
- ----------------------------     Chief Financial Officer
Dale A. Sander                   (Principal Accounting Officer
                                 and Principal Financial Officer)

/S/ H. LAWRENCE GARRETT, III     Director                          June 18, 1996
- ----------------------------
H. Lawrence Garrett, III

/S/ JACK H. HALPERIN             Director                          June 18, 1996
- ----------------------------
Jack H. Halperin

/S/ WILLIAM L. JORGENSON         Director                          June 18, 1996
- ----------------------------
William L. Jorgenson

/S/ JOHN M. KOLBAS               Director                          June 18, 1996
- ----------------------------
John M. Kolbas

/S/ ELLIOTT H. VERNON            Director                          June 18, 1996
- ----------------------------
Elliott H. Vernon

/S/ MORRIS S. WEEDEN             Director                          June 18, 1996
- ----------------------------
Morris S. Weeden

/S/ MICHAEL S. WEISS             Director                          June 18, 1996
- ----------------------------
Michael S. Weiss