Form 10-Q
period 1996-06-30
XYTRONYX INC
filed 1996-08-13
CIK 731252

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Quarter Ended June 30, 1996
                          Comission file number 1-9613
                                               -------

                                  Xytronyx, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                    36-3258753
 -------------------------------------------------------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)




   6555 Nancy Ridge Drive, Suite 200, San Diego, CA              92121
 -------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)



                                   (619) 550-3900
              ----------------------------------------------------
              (Registrant's Telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         ----     ----

As of August 13, 1996, there were 8,119,779 shares of the registrant's Common Stock, $.02 par value outstanding.

                         XYTRONYX, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983



                                      INDEX


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1996 and 1995
            and from September 23, 1983 (Inception)
            to June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Balance Sheets -
            June 30, 1996 and March 31, 1996 . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Stockholders' Equity
            Three Months Ended June 30, 1996 and 1995. . . . . . . . . . . . 3

            Consolidated Statements of Cash Flows -
            Three Months Ended June 30, 1996 and 1995
            and from September 23, 1983 (Inception)
            to June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . 4

            Notes to Consolidated Financial Statements . . . . . . . . . . . 5



  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . 7


PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 9

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                           Three Months Ended June 30   September 23, 1983
                                           --------------------------      (inception) to
                                                 1996            1995      June 30, 1996
- ------------------------------------------------------------------------ ------------------
REVENUES
  Product sales                               $    5,025       $     --        $ 1,854,771
  License fees and royalties                          --             --            480,000
  Contract research                                3,972         40,000            232,863
  Marketing rights                                    --             --          1,306,500
  Interest and other                              15,835         54,901          1,526,632
- ------------------------------------------------------------------------ ------------------
Total revenues                                    24,832         94,901          5,400,766
- ------------------------------------------------------------------------ ------------------
COSTS AND EXPENSES
  Cost of product sales                            9,770         31,017          2,912,505
  Product development                            721,487        257,670         13,120,351
  General and administrative                     292,489        415,855         14,902,472
  Business development
    and marketing                                 58,092         94,416          3,325,775
  Interest and other                               2,389          3,895            492,620
- ------------------------------------------------------------------------ ------------------
Total costs and expenses                       1,084,227        802,853         34,753,723
- ------------------------------------------------------------------------ ------------------
Net loss                                     ($1,059,395)     ($707,952)      ($29,352,957)
- ------------------------------------------------------------------------ ------------------
Net loss per share
  of common stock                                 ($0.13)        ($0.13)
- ------------------------------------------------------------------------
Weighted average
  shares outstanding                            8,083,378      5,263,029
- ------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        June 30, 1996   March 31, 1996
- ---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $    255,808    $    409,651
Short-term investments                                                        551,397       1,288,106
Accounts receivable                                                             9,094           2,668
Inventory                                                                      36,481          40,907
Prepaid expenses                                                              277,143          95,945
- -----------------------------------------------------------------------------------------------------
    Total current assets                                                    1,129,923       1,837,277

Property and equipment, net of accumulated depreciation                       126,383         135,234
Patent costs, net of accumulated amortization                                 176,569         190,159
Other assets                                                                   11,798          11,798
- -----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  1,444,673    $  2,174,468
- -----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $    377,533    $    214,310
Accrued expenses                                                              303,256         378,927
Note payable (Note 4)                                                         218,966              --
Current portion of capitalized leases                                           4,458          12,512
- -----------------------------------------------------------------------------------------------------
      Total current liabilities                                               904,213         605,749

Other liabilities                                                              16,556          20,670

STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value, 300,000 shares authorized                          --              --
Common stock, $.02 par value, 30,000,000 shares authorized;
 8,088,529 and  8,051,029 shares issued and outstanding at
 June 30 and March 31, 1996, respectively                                     161,771         161,021
Capital in excess of par value                                             29,715,090      29,680,590
Deficit accumulated during the development stage                          (29,352,957)    (28,293,562)
- -----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                523,904       1,548,049
- -----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  1,444,673    $  2,174,468
- -----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                             Common Stock           Capital          During the
                                       ------------------------    in Excess        Development
                                           Shares   Par Value     of Par Value         Stage          Total
- ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                5,263,029   $105,261     $26,816,207      ($25,037,659)   $  1,883,809
Net loss                                                                               (707,952)       (707,952)
- ---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                 5,263,029   $105,261     $26,816,207      ($25,745,611)   $  1,175,857
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1996                8,051,029   $161,021     $29,680,590      ($28,293,562)   $  1,548,049
EXERCISE OF WARRANTS                        37,500        750          34,500                            35,250
NET LOSS                                                                             (1,059,395)     (1,059,395)
- ---------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                 8,088,529   $161,771     $29,715,090      ($29,352,957)   $    523,904
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                   Three Months Ended June 30,   September 23, 1983
                                                                   ---------------------------     (inception) to
                                                                      1996          1995           June 30, 1996
- ---------------------------------------------------------------------------------------------- -------------------
OPERATING ACTIVITIES
Net loss                                                           ($1,059,395)   ($707,952)        ($29,352,957)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                         30,547       30,437            1,504,560
  Non-cash compensation expense upon issuance
   of common stock options and common stock                                 --           --              475,296
  Net book value of disposals                                               --        2,249              148,252
  Option income from retirement of stock
   or amounts previously advanced by customer                               --           --             (400,000)
  Changes in assets and liabilities:
    Accounts receivable                                                 (6,426)     (37,513)              (9,095)
    Inventory                                                            4,426      (12,176)             (36,484)
    Prepaid expenses and other assets                                 (181,198)    (336,274)            (288,118)
    Accounts payable                                                   163,223     (143,093)             377,532
    Accrued expenses                                                   (75,670)     107,670              159,234
    Customer advances                                                       --      (30,888)             140,863
    Deferred rent                                                       (2,976)      (2,974)                  --
- ------------------------------------------------------------------------------------------------ ----------------
  Net cash used by operating activities                             (1,127,469)  (1,130,514)         (27,280,917)

INVESTING ACTIVITIES
Purchases of short-term investments                                   (256,116)          --           (5,736,548)
Maturities of short-term investments                                   992,825      992,326            5,185,151
Capital expenditures                                                    (3,353)      (1,744)            (825,016)
Patent application costs                                                (4,754)     (12,800)            (885,382)
Other                                                                       --           --                 (996)
- ------------------------------------------------------------------------------------------------ ----------------
    Net cash provided by (used by) investing activities                728,602      977,782           (2,262,791)

FINANCING ACTIVITIES
Issuance of notes payable                                              218,966      325,426            1,878,367
Repayment of notes payable                                                  --           --           (1,440,657)
Repayment of capitalized lease obligations                              (9,192)      (7,799)            (184,174)
Long-term customer advances                                                 --           --              100,000
Issuance of common and preferred stock                                  35,250           --           29,383,480
Issuance of stock warrants                                                  --           --               62,500
- ------------------------------------------------------------------------------------------------ ----------------
  Net cash provided by financing activities                            245,024      317,627           29,799,516
- ------------------------------------------------------------------------------------------------ ----------------
Net increase (decrease) in cash
 and cash equivalents                                                 (153,843)     164,895              255,808
Cash and cash equivalents at beginning of period                       409,651      827,752                   --
- ------------------------------------------------------------------------------------------------ ----------------
Cash and cash equivalents at end of period                        $    255,808   $  992,647          $   255,808
- ------------------------------------------------------------------------------------------------ ----------------
- ------------------------------------------------------------------------------------------------ ----------------

See Notes to Consolidated Financial Statements.

                          XYTRONYX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements include the accounts of Xytronyx, Inc. and its wholly owned subsidiaries, Perio Test, Inc. and XYX Acquisition Corp. (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7"). Among the disclosures required by FAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the consolidated statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that without significant revenues its current resources will allow planned operations to continue through October 1996, and possibly beyond that date. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will most probably require additional financing from time-to-time until it begins to generate positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1996 and March 31, 1996, and the results of operations for the three months ended June 30, 1996 and 1995 and from September 23, 1983 (inception) to June 30, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996.

2.  OPTION TO ACQUIRE BINARY THERAPEUTICS, INC.

On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy ("PDT") for cancer. The agreement gives the Company the right to acquire BTI at anytime prior to April 30, 1997 by a merger of BTI into a wholly owned subsidiary of the Company. If the Company elects to exercise its option, the agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued will be determined based upon the market value of the Company's common stock prior to the date of exercise, although the value of the common stock cannot be less than $2.00 or more than $6.00 per share.


Under the agreement, the Company will assist BTI during the option period in preparing one or more PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding up to $1,250,000 in expenses budgeted to be incurred by BTI during the option period. These expenses represent the majority of BTI's budgeted expenditures for the period and are expected to be comprised primarily of product development costs. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the quarter ended June 30, 1996, the Company advanced $201,298 to BTI and such advances are included in product development expense for the quarter. In the event that the Company terminates the agreement, the Company would remain obligated to continue funding of such product development expenses incurred during the period ending 90 days from such termination.

The agreement has been approved by a majority of the stockholders of BTI.
The Corporation's Common Stock is listed for quotation on AMEX, which requires shareholder approval of the issuance of additional shares of Common Stock or securities convertible into Common Stock if the issuance of such securities (i) is in connection with the acquisition of a company and the shares of Common Stock or securities convertible into Common Stock could result in an increase in the number of outstanding shares of Common Stock of 20% or more, (ii) is in connection with the acquisition of a company where a director, officer or substantial shareholder of the Corporation has a 5% or greater interest in such company and the issuance of the securities could result in an increase in outstanding Common Stock of 5% or more. Even if the Company is not required to obtain such approval, the Company may elect to obtain the approval of its stockholders prior to effecting the merger with BTI.

3.  LICENSE AGREEMENT WITH WOUND HEALING OF OKLAHOMA

On May 8, 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer. Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share and must pay a minimum royalty of $50,000 per year. During the quarter ended June 30, 1996 the Company recorded $25,000 in product development expense related to the agreement.

4.  NOTE PAYABLE

The note payable is an insurance premium finance agreement with principal, and interest at an annual rate of 10.50%, payable in monthly installments of $25,406 with the final payment due March 15, 1997.

                         XYTRONYX, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues aggregated $25,000 for the quarter ended June 30, 1996, a $70,000 decrease from revenues of $95,000 recorded during the same period of the prior year. Prior year revenues included approximately $31,000 in income related to the termination of a marketing agreement. No such revenues were earned in the current quarter.

Product development costs totaled $721,000 for the quarter, an increase of $464,000 or 180% over the prior year costs of $258,000. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: (i) $201,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer, and (ii) $98,000 in payments related to the acquisition of the Photodynamic Immunotherapy-TM- ("PDIT-TM-") technology for the treatment of cancer and the initiation of a related research agreement.

Business development costs for the current quarter totaled $58,000, a decrease of $36,000, or 38%, from the same quarter of the prior year.
General and administrative expenses for the three month period ended June 30, 1996 decreased 30% to $292,000 from the same period of the prior year. Prior year expenses included costs associated with the termination of certain employment relationships.

Net loss for the quarter ended June 30, 1996 totaled $1,059,000, a 50% increase over the prior year's first quarter loss of $708,000. This increase is a result of the increase in product development efforts discussed above offset by reductions in business development and general and administrative expenses. Net loss per share of common stock for the quarter ended June 30, 1996 was $.13, and was equal to the first quarter of the prior year, despite the increase in net loss, due to a 2,820,000 increase in the weighted average number of shares outstanding.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at June 30, 1996 totaled $807,000, a $891,000, or 52%, decrease from the March 31, 1996 balance. Working capital at June 30, 1996 decreased by 82% from March 31, 1996 to $226,000. These decreases were primarily due to the net loss for the three month period ending June 30, 1996 and other less significant changes in certain balance sheet accounts since March 31, 1996. Prepaid expenses increased by $181,000 as a result of the prepayment of annual insurance premiums. Notes payable increased by approximately $219,000 as a result of financing these insurance premiums. Accounts payable and accrued expenses increased a net $87,000 for the three-month period. Stockholders equity decreased by $1,024,000 as a result of the net loss for the period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through October 1996, based on a continuation of the pattern of expenses which have prevailed during Fiscal 1997. Unanticipated expenses or working capital requirements could, however, shorten that period.

In March 1996 the Company completed a 12-month U.S. clinical trial of the Periodontal Tissue Monitor ("PTM") at three universities. The Company has compiled and analyzed the data generated from the clinical studies and is preparing a Premarket Approval application ("PMA") for submission to the Food and Drug Administration ("FDA"). The completion of the clinical studies will result in the reduction or elimination of certain product development expenses.

In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. In January 1995 the Company entered into an agreement with Shofu Dental Company for distribution of the PTM in Japan. Shofu is currently conducting Japanese clinical trials of the PTM. The Company is in the process of identifying marketing partners for the PTM for the U.S. and other markets. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the Photodynamic Immunotherapy ("PDIT") treatment of cancer. The Company expects to fund certain product development efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the Photodynamic Therapy ("PDT") treatment of cancer. Under the agreement the Company expects to fund certain product development expenses incurred by BTI, which will increase the Company's net utilization of cash.

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

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Date of  Report          Item Reported               Financial Statements Filed
- ---------------        ----------------              --------------------------
July 9, 1996          Item 5 - Other Events                      No
                      (news release announcing
                      approval of Agreement and
                      Plan of Merger by majority
                      of shareholders of Binary
                      Therapeutics, Inc.)









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Xytronyx, Inc.



Date:  August 13, 1996                  /s/  Dale A. Sander
                                       -------------------------------
                                       Dale A. Sander
                                       Chief Financial Officer
                                       (Principal Accounting Officer and Officer
                                       duly authorized to sign this report on
                                       behalf of the registrant)