Form 10-Q
period 1996-09-30
XYTRONYX INC
filed 1996-11-13
CIK 731252

                                       FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington D.C.  20549

                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                 COMISSION FILE NUMBER 1-9613

                                      Xytronyx, Inc.
                                 -------------------------
                   (Exact name of registrant as specified in its charter)


                        Delaware                           36-3258753
                -------------------------         -------------------------
                (State of incorporation)    (I.R.S. Employer Identification No.)

            6555 Nancy Ridge Drive, Suite 200, San Diego, CA          92121
           --------------------------------------------------    ---------------
              (Address of principal executive offices)              (Zip  Code)

                                       (619) 550-3900
                                 -------------------------
                      (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes X     No
                                                    -----    -----

As of November 13, 1996, there were 8,132,279 shares of the registrant's Common Stock, $.02 par value outstanding.

                             XYTRONYX, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE ENTERPRISE)
                             INCORPORATED SEPTEMBER 23, 1983

                                         INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995 . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Three Months and Six Months Ended
               September 30, 1996 and 1995 and from
               September 23, 1983 (Inception) to
               September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Balance Sheets -
               September 30, 1996 and March 31, 1996  . . . . . . . . . . . . 3

              Consolidated Statements of Stockholders' Equity (Deficit) -
              Six Months Ended September 30, 1996 and 1995  . . . . . . . . . 4

              Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 1996 and 1995
              and from September 23, 1983 (Inception) to
              September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements  . . . . . . . . . . 6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . . . . 9


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 12

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                   CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                           LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report on Form 10-K, for the fiscal year ended March 31, 1996 and this Report

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                           Three Months Ended        Six Months Ended
                                               September 30             September 30            September 23, 1983
                                      --------------------------   ----------------------         (inception) to
                                          1996          1995         1996        1995           September 30, 1996
----------------------------------------------------------------   -----------------------------------------------
REVENUES

   Product sales                      $   7,672    $    11,030     $   12,697    $   11,030         $1,862,443
   License fees and royalties                 -              -              -             -            480,000
   Contract research                     17,700          5,000         21,672        45,000            250,563
   Marketing rights                           -         30,000              -        30,000          1,306,500
   Interest and other                     5,726          4,170         21,561        54,878          1,532,358
----------------------------------------------------------------   --------------------------    -----------------
Total revenues                           31,098         50,200         55,930       140,908          5,431,864
----------------------------------------------------------------   --------------------------    -----------------

COSTS AND EXPENSES

   Cost of product sales                 11,398         29,397         21,168        60,414          2,923,903
   Product development                  567,933        444,053      1,289,421       701,723         13,688,285
   General and administrative           261,561        276,156        554,050       692,011         15,164,033
   Business development
     and marketing                       71,791        166,889        129,883       261,305          3,397,566
   Interest and other                    14,383         11,433         16,771        11,135            507,002

----------------------------------------------------------------   --------------------------    -----------------
Total costs and expenses                927,066        927,928      2,011,293     1,726,588         35,680,789
----------------------------------------------------------------   --------------------------    -----------------

Net loss                              ($895,968)     ($877,728)   ($1,955,363)  ($1,585,680)       ($30,248,925)
----------------------------------------------------------------   --------------------------    -----------------

Net loss per share
   of common stock                       ($0.11)        ($0.17)        ($0.24)       ($0.30)
----------------------------------------------------------------   --------------------------

Weighted average
   shares outstanding                 8,108,027      5,263,029      8,095,769     5,263,029
----------------------------------------------------------------   --------------------------



See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                      September 30, 1996       March 31, 1996
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $194,182             $409,651
Short-term investments                                                 -            1,288,106
Accounts receivable, net of allowance                              2,695                2,668
Inventory                                                         35,320               40,907
Prepaid expenses                                                 241,853               95,945
---------------------------------------------------------------------------------------------
   Total current assets                                          474,050            1,837,277

Property and equipment, net of accumulated depreciation          115,221              135,234
Patent costs, net of accumulated amortization                    166,282              190,159
Other assets                                                      11,798               11,798
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $767,351           $2,174,468
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                $580,674             $214,310
Accrued expenses                                                 336,565              378,927
Note payable                                                     147,876                    -
Current portion of capitalized leases                              4,527               12,512
---------------------------------------------------------------------------------------------
   Total current liabilities                                   1,069,642              605,749

Other liabilities                                                 15,398               20,670

Stockholders' Equity (Deficit):
Preferred stock, $25 par value, 300,000 shares authorized              -                    -
Common stock, $.02 par value,  30,000,000 shares authorized;
   8,119,779 and 8,051,029 shares issued and outstanding at
   September 30 and March 31, 1996, respectively                 162,396              161,021
Capital in excess of par value                                29,768,840           29,680,590
Deficit accumulated during the development stage             (30,248,925)         (28,293,562)
---------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                         (317,689)           1,548,049
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $767,351           $2,174,468
---------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

                                                                                        Deficit
                                             Common Stock                            Accumulated
                                       ------------------------         Capital       During the
                                                                       in Excess     Development
                                        Shares      Par Value         of Par Value       Stage            Total
-------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995             5,263,029     $105,261        $26,816,207      ($25,037,659)      $1,883,809

Net loss                                                                               (1,585,680)      (1,585,880)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995         5,263,029     $105,261        $26,816,207      ($26,623,339)        $298,129
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996             8,051,029     $161,021        $29,680,590      ($28,293,562)      $1,548,049
Exercise of warrants                     68,750        1,376             63,250                             64,625
Issuance of warrant                                                      25,000                             25,000
Net  loss                                                                              (1,955,363)      (1,955,363)
------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996         8,119,779     $162,396        $29,768,840      ($30,248,925)       ($317,689)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                         Six Months Ended
                                                           September 30,         September 23, 1983
                                                    --------------------------      (inception) to
                                                      1996             1995      September 30, 1996
------------------------------------------------------------------------------  ---------------------
OPERATING ACTIVITIES
Net loss                                            ($1,955,363) ($1,585,680)       ($30,248,925)
Adjustments to reconcile net loss to net cash
used by operating activities:
 Depreciation and amortization                           55,620        60,998          1,529,633
 Non-cash expense upon issuance of common stock
  options, common stock and warrants                     25,000             -            500,296
 Net book value of disposals                                  -         5,507            148,252
 Option income from retirement of stock
  or amounts previously advanced by customer                  -             -           (400,000)
 Changes in assets and liabilities:
  Accounts receivable                                       (27)        4,411             (2,696)
  Inventory                                               5,587           621            (35,323)
  Prepaid expenses and other assets                    (145,908)     (262,079)          (252,828)
  Accounts payable                                      366,364        27,948            580,673
  Accrued expenses                                      (42,362)      116,489            192,542
  Customer advances                                           -       (30,888)           140,863
  Other liabilities                                      (2,976)       (5,948)                 -
------------------------------------------------------------------------------  ---------------------
 Net cash used by operating activities               (1,694,065)   (1,668,621)        (27,847,513)

INVESTING ACTIVITIES
Purchases of short-term investments                           -             -          (5,480,432)
Maturities of short-term investments                  1,288,106       992,326           5,480,432
Capital expenditures                                     (3,865)      (35,062)           (825,528)
Patent costs                                             (7,865)      (20,104)           (888,493)
Other                                                         -             -                (996)
------------------------------------------------------------------------------  ---------------------
 Net cash provided (used) by investing activities     1,276,376       937,160          (1,715,017)

FINANCING ACTIVITIES
Issuance of notes payable                               218,966       349,606           1,878,367
Repayment of notes payable                              (71,090)     (106,481)         (1,511,747)
Repayment of capitalized lease obligations              (10,281)      (19,926)           (185,263)
Long-term customer advances                                   -             -             100,000
Issuance of common and preferred stock                   64,625             -          29,412,855
Issuance of stock warrants                                    -             -              62,500
------------------------------------------------------------------------------  ---------------------
 Net cash provided by financing activities              202,220       223,199          29,756,712
------------------------------------------------------------------------------  ---------------------
Net increase (decrease) in cash
 and cash equivalents                                  (215,469)     (508,262)            194,182
Cash and cash equivalents at beginning of period        409,651       827,752                  -
------------------------------------------------------------------------------  ---------------------
Cash and cash equivalents at end of period             $194,182      $319,490           $194,182
------------------------------------------------------------------------------  ---------------------



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

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7"). Among the disclosures required by FAS 7 are that the Company's financial statements be identified as those of a development stage enterprise, and that certain consolidated financial statements disclose activity since the date of the Company's inception.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that without significant revenues its currently available resources will allow planned operations to continue through December 1996, and possibly beyond that date. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will require additional financing from time-to-time until it begins to generate positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 1996 and March 31, 1996, and the results of operations for the three months and six months ended September 30, 1996 and 1995 and from September 23, 1983 (inception) to September 30, 1996. The results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's annual report on Form 10-K for the year ended March 31, 1996.

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

Under the agreement, the Company will assist BTI during the option period in preparing one or more PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger the Company will have to satisfy certain conditions, including funding up to $1,250,000 in expenses budgeted to be incurred by BTI during the option period. These expenses represent the majority of BTI's budgeted expenditures for the period and are expected to be comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $285,000 in indebtedness in the event that the Company completes an equity financing with net proceeds of $2,500,000 or more, and to advance to BTI funds to repay an additional $243,000 in indebtedness in the event the Company completes an equity financing with net proceeds of $5,000,000 or more. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the quarter ended September 30, 1996 and for the six month period then ended, the Company advanced $228,000 and $429,000 respectively, to BTI and such advances are included in product development expense. In the event that the Company terminates the agreement, the Company would remain obligated to continue funding of such product development expenses incurred during the period ending 90 days from such termination.

The agreement has been approved by a majority of the stockholders of BTI.
The Company's Common Stock is listed for quotation on AMEX, which requires shareholder approval of the issuance of additional shares of Common Stock or securities convertible into Common Stock if the issuance of such securities
(i) is in connection with the acquisition of a company and the shares of Common Stock or securities convertible into Common Stock could result in an increase in the number of outstanding shares of Common Stock of 20% or more,
(ii) is in connection with the acquisition of a company where a director, officer or substantial shareholder of the Company has a 5% or greater interest in such company and the issuance of the securities could result in an increase in outstanding Common Stock of 5% or more. Even if the Company is not required to obtain such approval, the Company may elect to obtain the approval of its stockholders prior to effecting the merger with BTI.

3.  LICENSE AGREEMENT WITH WOUND HEALING OF OKLAHOMA

On May 8, 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which the Company acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer. Under the agreement the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share and must pay a minimum royalty of $50,000 per year. Based upon the negotiated terms of the agreement, the warrants were valued at $50,000. During the six months ended September 30, 1996 the Company recorded $50,000 in product development expense related to the agreement which included a $25,000 royalty payment and $25,000 related to the issuance of the warrant.

4.  NOTE PAYABLE

The note payable is an insurance premium finance agreement with principal and interest, at an annual rate of 10.50%, payable in monthly installments of $25,406, due in full on March 15, 1997.

5.  LINE OF CREDIT

On September 30, 1996 the Company entered into a line of credit agreement with two shareholders under which the Company may borrow up to $500,000. The agreement calls for interest at the rate of 12% per annum. Principal and accrued interest are due and payable upon the earlier of (a) the initial closing of a financing arrangement, or; (b) December 31, 1996. On October 7, 1996, the Company drew down $200,000 on the available line.

In connection with the line of credit agreement discussed above, the Company granted the two shareholders five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price to be determined in connection with the closing of the private placement discussed in Note 6.

6.  SUBSEQUENT EVENT-STOCKHOLDERS' EQUITY

In October 1996, the Company initiated a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), of the Company's equity securities to certain Accredited Investors as defined by the Securities Act. In connection with the private placement, the Company has engaged a placement agent, to whom it will pay customary fees and expenses in connection with the placement. The fully subscribed placement, including the over-allotment, could result in aggregate net proceeds of up to approximately $5,175,000 to the Company, after total expenses of approximately $825,000. The securities to be offered will not have been registered under the Securities Act at the time of the private placement and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the placement, the Company has agreed to file a registration statement with respect to the resale of certain of the securities to be offered.

                         XYTRONYX, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues aggregated $31,000 for the quarter ended September 30, 1996, a $19,000, or 38%, decrease from revenues of $50,000 recorded during the same period of the prior year. Current quarter revenues relate to product sales and contract research for the use of the Company's Kephra-TM- reversible color change technology in various applications. Cost of product sales decreased $18,000, or 61%, from the prior year. This decrease is consistent with the decrease in product sales.

Total revenues for the six month period ending September 30, 1996, totaled $56,000, a decrease of $85,000, or 60%, from the same period of the prior year. Prior year revenues for this six month period included approximately $30,000 in income related to the termination of a marketing agreement. No such revenues were earned in the current quarter. Cost of product sales for the six month period ending September 30, 1996 decreased $39,000, or 65%, for the prior year, consistent with the decrease in product sales.

Product development costs totaled $568,000 for the quarter, an increase of $124,000 or 30% over the prior year costs of $444,000. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: (i) $228,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer, and (ii) $94,000 in expenses related to the acquisition of the Photodynamic Immunotherapy-TM-("PDIT-TM-") technology for the treatment of cancer, expenses incurred in association with a related research agreement and expenses incurred related to in-house product development of the PDIT-TM-technology. No such costs were incurred in the prior year.

For the six months ended September 30, 1996, product development costs increased $588,000, or 84%, over the same period of the prior year to $1,289,000. The initiation of work on the two projects discussed above generated expenses of $774,000 for the six month period. No such costs were incurred in the same period of the prior year. This increase was offset by a $175,000 reduction in expenditures for the six month period related to the completion of the U.S. FDA clinical trials for the Periodontal Tissue Monitor ("PTM").

Business development costs for the current quarter totaled $72,000, a decrease of $95,000, or 57%, from the same quarter of the prior year. General and administrative expenses for the three month period ended September 30, 1996 decreased 5% to $262,000 from the same period of the prior year. The decreases are a result of managment concentrating its efforts in the product development area related to PDT and PDIT discussed above which resulted in a greater proportion of expenses charged to product development.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Business development costs for the six month period ended September 30, 1996 decreased $131,000, or 50%, from the same period of the prior year to 130,000. General and administrative expenses for the six month period ended September 30, 1996 decreased $138,000, or 20%, from the same period of the prior year to $554,000. As discussed above, this decrease is due to managment concentrating its efforts in the product development area related to the two new technologies, resulting in a greater proportion of expenses charged to product development.

Net loss for the quarter ended September 30, 1996 totaled $896,000, a 2% increase over the prior year's second quarter loss of $878,000. This increase is a result of the increase in product development efforts discussed above offset by reductions in cost of product sales, business development and general and administrative expenses. Net loss per share of common stock for the quarter ended September 30, 1996 was $.11, a 35% decrease from the prior year's second quarter loss of $.17 per share due to a 2,845,000 increase in the weighted average number of shares outstanding.

Net loss for the six months ended September 30, 1996 totaled $1,955,000, an increase of $370,000, or 23%, over the same period of the prior year. This increase is a result of the increase in product development efforts offset by a reduction in certain expenditures. Net loss per share of common stock for the six months ended September 30, 1996 was $.24, a 20% decrease from the loss of $.30 per share for the same period of the prior year. The decrease is a result of a 2,833,000 increase in the weighted average number of shares outstanding for the six month period.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at September 30, 1996 totaled $194,000, a $1,504,000, or 89%, decrease from the March 31, 1996 balance. Working capital at September 30, 1996 decreased by 148% from March 31, 1996 to a negative balance of $596,000. These decreases were primarily due to the net loss for the six month period ending September 30, 1996 and other less significant changes in certain balance sheet accounts since March 31, 1996. Prepaid expenses increased by $146,000 as a result of the prepayment of annual insurance premiums. Notes payable increased by approximately $148,000 as a result of financing these insurance premiums. Accounts payable and accrued expenses increased a net $324,000 for the six-month period. Stockholders equity decreased by $1,866,000 primarily as a result of the net loss for the period.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. On September 30, 1996 the Company entered into a line of credit agreement with two shareholders under which the Company may borrow up to $500,000 and in October, it commenced the private placement described in Note 6 of the Notes to Consolidated Financial Statements. The Company expects this credit agreement will meet cash requirements until the initial closing of the private placement. Without significant future revenues, but including the borrowing under the line of credit, the Company's financial resources are anticipated to be adequate through December 1996, based on a continuation of the pattern of expenses which have prevailed during Fiscal 1997. Unanticipated expenses or working capital requirements could, however, shorten that period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In March 1996 the Company completed a 12-month U.S. clinical trial of PTM at three universities. The Company has compiled and analyzed the data generated from the clinical studies. In September 1996 the Company submitted a Premarket Approval application ("PMA") to the Food and Drug Administration ("FDA") and is currently awaiting a response from the FDA. The completion of the clinical studies have resulted in the reduction or elimination of certain product development expenses.

In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. In September 1996, the Company received the initial purchase order for $75,000 associated with the European launch of the PTM from Hawe Neos. The order is expected to be delivered in the third quarter of Fiscal 1997. In January 1995 the Company entered into an agreement with Shofu Dental Company for distribution of the PTM in Japan. Shofu is currently conducting Japanese clinical trials of the PTM. The Company is in the process of identifying marketing partners for the PTM for the U.S. and other markets. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the PDIT treatment of cancer. The Company expects to fund certain product development efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement the Company expects to fund certain product development expenses incurred by BTI, which will increase the Company's net utilization of cash.

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

PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on August 9, 1996, the following matters were voted on and approved:

1. Eight Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Mr. Larry O. Bymaster, Mr. H. Lawrence Garrett, III, Mr. Jack H. Halperin, Mr. William L. Jorgenson, Mr. John M. Kolbas, Mr. Elliott H. Vernon, Mr. Morris S. Weeden and Mr. Michael S. Weiss. 5,746,750 shares of Common Stock, or 96.7% of the shares voting, voted in favor of all the nominees for Director listed in the Proxy Statement. There were no votes against any Director and 198,945, or 3.3% of the shares voting, abstained.

2. The Boards selection of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ended March 31, 1997 was ratified. 5,787,740 shares of Common Stock, or 97.3% of the shares voting, voted in favor of the proposal. 82,738 shares, or 1.4% of the voting shares, voted against the proposal, and 75,217 shares, or 1.3% of the voting shares, abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

Exhibit Number           Description of Exhibit
--------------           ----------------------

    4.5                  Warrant Agreement for "Class B Warrants"

b)  REPORTS ON FORM 8-K

Date of Report     Item Reported     Financial Statements Filed
--------------     -------------     --------------------------
None                   None                    No

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Xytronyx, Inc.

Date:  November 13, 1996    /s/  Corrine D. Gulutz
                            ----------------------
                            Corrine D. Gulutz
                            Chief Accounting Officer
                            (Principal Accounting Officer and Officer
                            duly authorized to sign this report on
                            behalf of the registrant)

                                       INDEX TO EXHIBITS

Exhibit Number        Description of Exhibit
--------------        ----------------------

     4.5              Warrant Agreement for "Class B Warrants"