Form 10-Q
period 1996-12-31
XYTRONYX INC
filed 1997-02-14
CIK 731252

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                       for the Quarter Ended December 31, 1996
                             Comission file number 1-9613
                                                   ------

                                    XYTRONYX, INC.
                  -------------------------------------------------
                (Exact name of registrant as specified in its charter)




         DELAWARE                                     36-3258753
--------------------------------------------------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)




   6555 Nancy Ridge Drive, Suite 200, San Diego, CA                  92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip  Code)


                                    (619) 550-3900
                  --------------------------------------------------
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

As of February 13, 1997, there were 8,132,279 shares of the registrant's Common Stock, $.02 par value outstanding.

                           XYTRONYX, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)
                           INCORPORATED SEPTEMBER 23, 1983

                                        INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995. . . . . . . . . . . . . . . . . . . . . . . . .1

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Consolidated Balance Sheets -
              December 31, 1996 and March 31, 1996 . . . . . . . . . . . . . .2

              Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              December 31, 1996 and 1995 and from
              September 23, 1983 (Inception) to
              December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .3


              Consolidated Statements of Stockholders' Equity -
              Nine Months Ended December 31, 1996 and 1995 . . . . . . . . . .4

              Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 1996 and 1995
              and from September 23, 1983 (Inception) to
              December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .5

              Notes to Consolidated Financial Statements . . . . . . . . . . .6



    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . . 10


PART II - OTHER INFORMATION

    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 13
    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 13
    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

             CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 1996 and this Quarterly Report on Form 10-Q.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                 DECEMBER 31, 1996    March 31, 1996
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $2,932,616           $409,651
Short-term investments                                                        -          1,288,106
Accounts receivable, net of allowance                                     2,615              2,668
Inventory                                                                72,195             40,907
Prepaid expenses                                                        274,886             95,945
-----------------------------------------------------------------------------------------------------
    Total current assets                                              3,282,312          1,837,277

Property and equipment, net of accumulated depreciation                 102,582            135,234
Patent costs, net of accumulated amortization                           165,804            190,159
Other assets                                                                  -             11,798
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $3,550,698         $2,174,468
-----------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                       $835,987           $214,310
Accrued expenses                                                        232,319            378,927
Note payable                                                             74,904                   -
Line of credit                                                          509,700                   -
Current portion of capitalized leases                                     4,598             12,512
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                         1,657,508            605,749

Other liabilities                                                        14,267             20,670



STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value, 300,000 shares
    authorized; 16,725 issued and outstanding at December 31, 1996      418,125                   -
Common stock, $.02 par value,  30,000,000 shares authorized;
    8,132,279 and 8,051,029 shares issued and outstanding at
    December 31 and March 31, 1996, respectively                        162,646            161,021
Capital in excess of par value                                       32,292,365         29,680,590
Deficit accumulated during the development stage                    (30,994,213)       (28,293,562)
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                        1,878,923          1,548,049
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $3,550,698         $2,174,468
-----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            Three Months Ended            Nine Months Ended
                                                December 31,                  December 31,        September 23, 1983
                                         -----------------------      ------------------------      (inception) to
                                           1996            1995          1996           1995       December 31, 1996
---------------------------------------------------------------------------------------------------------------------
REVENUES

   Product sales                         $  8,294         $  700      $  20,991      $  11,730        $1,870,737
   License fees and royalties                 836              -            836              -           480,836
   Contract research                       17,500              -         39,172         45,000           268,063
   Marketing rights                             -        175,000              -        205,000         1,306,500
   Interest and other                       3,562         26,055         25,123         80,933         1,535,920
---------------------------------------------------------------------------------------------------------------------
Total revenues                             30,192        201,755         86,122        342,663         5,462,056
---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES

   Cost of product sales                   29,642         34,094         50,810         94,508         2,953,545
   Product development                    482,872        458,976      1,772,293      1,160,699        14,171,157
   General and administrative             219,667        269,738        773,717        961,749        15,383,700
   Business development
     and marketing                          9,677         80,893        139,560        342,198         3,407,243
   Interest and other                      33,622         13,628         50,393         24,763           540,624
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                  775,480        857,329      2,786,773      2,583,917        36,456,269
---------------------------------------------------------------------------------------------------------------------

Net loss                                ($745,288)     ($655,574)   ($2,700,651)   ($2,241,254)     ($30,994,213)
---------------------------------------------------------------------------------------------------------------------

Net loss per share
   of common stock                        ($0.09)        ($0.10)        ($0.33)        ($0.40)
----------------------------------------------------------------------------------------------

Weighted average
   shares outstanding                   8,131,736      6,323,681      8,087,737      5,617,865
----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                       Deficit
                                             Convertible                                             Accumulated
                                           Preferred  Stock           Common Stock       Capital     During the
                                          ------------------     --------------------   in Excess    Development
                                          Shares   Par Value      Shares    Par Value  of Par Value      Stage        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                                        5,263,029   $105,261  $26,816,207   ($25,037,659)  $1,883,809
Private placement of common stock
  November 1995                                                  2,788,000     55,760    2,867,777                   2,923,537
Net loss                                                                                               (2,241,254)  (2,241,254)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     8,051,029   $161,021  $29,683,984   ($27,278,913)  $2,566,092
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                                        8,051,029   $161,021  $29,680,590   ($28,293,562)  $1,548,049
Exercise of Warrants                                                81,250      1,625       74,750                      76,375
Issuance of Warrants                                                                        45,000                      45,000
Private Placement of Preferred Stock                                                                                   -
  December 1996                           16,725      418,125                            2,492,025                   2,910,150
Net Loss                                                                                               (2,700,651)  (2,700,651)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              16,725     $418,125    8,132,279   $162,646  $32,292,365   ($30,994,213)  $1,878,923
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                              Nine Months Ended
                                                                 December 31,         September 23, 1983
                                                              -----------------          (inception) to
                                                               1996         1995       December 31, 1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   ($2,700,651) ($2,241,254)    ($30,994,213)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation and amortization                               82,794       88,863        1,556,807
    Non-cash expense upon issuance of common stock
         options, common stock and warrants                     45,000            -          520,296
    Net book value of disposal of property and equipment         2,648        5,507          150,900
    Option income from retirement of stock
         or amounts previously advanced by customer                  -            -         (400,000)
    Changes in assets and liabilities:
         Accounts receivable                                        53        5,308           (2,616)
         Inventory                                             (31,288)       6,529          (72,198)
         Prepaid expenses and other assets                    (167,143)    (121,705)        (274,063)
         Accounts payable                                      621,677     (119,179)         835,986
         Accrued expenses                                     (146,608)     405,048           88,296
         Customer advances                                           -      (30,888)         140,863
         Other liabilities                                      (2,976)      (8,921)               -
--------------------------------------------------------------------------------------------------------
    Net cash (used) by operating activities                 (2,296,494)  (2,010,692)     (28,449,942)

INVESTING ACTIVITIES
Purchases of short-term investments                                  -   (1,422,357)      (5,480,432)
Maturities of short-term investments                         1,288,106      992,326        5,480,432
Capital expenditures                                            (4,927)     (12,765)        (826,590)
Patent costs                                                   (23,508)     (45,822)        (904,136)
Other                                                                -            -             (996)
--------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities         1,259,671     (488,618)      (1,731,722)

FINANCING ACTIVITIES
Issuance of notes payable                                      218,966      325,426        1,878,367
Repayment of notes payable                                    (144,062)    (214,948)      (1,584,719)
Issuance of line of credit                                     509,700            -          509,700
Repayment of capital lease obligations                         (11,341)     (28,306)        (186,323)
Long-term customer advances                                          -            -          100,000
Issuance of common and preferred stock                       2,986,525    2,923,537       32,334,755
Issuance of stock warrants                                           -            -           62,500
--------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                3,559,788    3,005,709       33,114,280
--------------------------------------------------------------------------------------------------------
Net increase in cash
    and cash equivalents                                     2,522,965      506,399        2,932,616
Cash and cash equivalents at beginning of period               409,651      827,752                -
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $2,932,616   $1,334,151       $2,932,616
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and business contracts, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that without significant revenues its currently available resources will allow planned operations to continue through December 1997. Unanticipated expenses, however, could shorten that period. Accordingly, the Company will require additional financing from time-to-time until it begins to generate positive cash flow from operations (See Note 6). There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1996 and March 31, 1996, results of operations for the three months and nine months ended December 31, 1996 and 1995 and from September 23, 1983 (inception) to December 31, 1996 and cash flows for the nine months ended December 31, 1996 and 1995 and from September 23, 1983 (inception) to December 31, 1996. The results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

The Company has been informed that it is out of compliance with certain listing requirements of the American Stock Exchange because of its record of losses, cash outflows, reduced shareholders' equity and impaired financial condition. The company is in discussions with the Exchange regarding the Company's condition, however, there can be no assurance that the listing will be continued.

2.  OPTION TO ACQUIRE BINARY THERAPEUTICS, INC.

On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy ("PDT") for cancer. The agreement gives the Company the right to acquire BTI at anytime prior to April 30, 1997 by a merger of BTI into a wholly owned subsidiary of the Company. The Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of Common Stock or securities convertible into Common Stock if the issuance of such securities (i) is in connection with the acquisition of a company and the shares of Common Stock or securities convertible into Common Stock could result in an increase in the number of outstanding shares of Common Stock of 20% or more, (ii) is in connection with the acquisition of a company where a director, officer or substantial shareholder of the Company has a 5% or greater interest in such company and the issuance of the securities could result in an increase in outstanding Common Stock of 5% or more.

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

Under the agreement, the Company will assist BTI during the option period in preparing one or more PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding up to $1,250,000 in expenses budgeted to be incurred by BTI during the option period. These expenses represent the majority of BTI's budgeted expenditures for the period and are expected to be comprised primarily of product development costs. Under the terms of the agreement, the Company is also required to advance to BTI funds to repay $285,000 in indebtedness in the event that the Company completes an equity financing with net proceeds of $2,500,000 or more, and to advance to BTI funds to repay an additional $243,000 in indebtedness in the event the Company completes an equity financing with net proceeds of $5,000,000 or more. BTI and the debtholders have agree to defer any of the scheduled payments until the Company completes the final closing of its equity financing. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the quarter ended December 31, 1996 and for the nine month period then ended, the Company advanced $206,000 and $635,000 respectively, to BTI and such advances are included in product development expense. In the event that the Company terminates the agreement, the Company would remain obligated to continue funding such product development expenses incurred during the period ending 90 days from such termination, up to the $1,250,000 discussed above.

3.  LICENSE AGREEMENT WITH WOUND HEALING OF OKLAHOMA

On May 8, 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which the Company acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer. Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share and must pay a minimum royalty of $50,000 per year. The first year is payable in two stages, 1) $25,000 due upon execution of the agreement and 2) $25,000 due upon submission of an IND application to the FDA. Based upon the negotiated terms of the agreement, the warrants were valued at $25,000. During the nine months ended December 31, 1996 the Company recorded $50,000 in product development expense related to the agreement which included a $25,000 royalty payment and $25,000 related to the issuance of the warrants.

4.  NOTE PAYABLE

The note payable is an insurance premium finance agreement with principal and interest, at an annual rate of 10.50%, payable in monthly installments of $25,406, due in full on March 15, 1997.

5.  LINE OF CREDIT

On September 30, 1996 the Company entered into a line of credit agreement with two shareholders under which the Company may borrow up to $500,000. The agreement calls for interest at the rate of 12% per annum. Principal and accrued interest are due and payable not later than February 28, 1997. As of December 31, 1996, the line of credit balance is $500,000 plus accrued interest of $9,700.

In connection with the line of credit agreement discussed above, the Company granted the two shareholders five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.96, which was the initial conversion price of the Series A Convertible Preferred Stock sold in the Private Placement discussed in Note 6. The warrants are valued at $20,000, all of which was recorded as interest expense in the quarter ended December 31, 1996.

6.  PRIVATE PLACEMENT

On December 19, 1996, the Company completed an initial closing on $3,345,000 (net proceeds to the Company of $2,910,150) of 33.45 Premium Preferred Units at a price per Unit of $100,000, each Unit consisting of 500 shares of Preferred Stock, par value $25.00 per share, stated value $200.00 per share, and 50,000 Common Stock Purchase Warrants, to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent for the Private Placement received an aggregate dollar commission of $434,850 for the initial closing. The placement agent is affiliated with certain significant shareholders of the Company. Each share of Preferred Stock may be converted at the option of the holder at the lowest of 80% of the average closing bid price of the Company's Common Stock on the American Stock Exchange for the thirty consecutive trading days immediately preceding the date of any closing in the Private Placement. In addition, the conversion price is subject to further adjustment on the date which is twelve months after the final closing date if the average closing bid price of the Common Stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until November 26, 2005. The maximum offering amount of the Private Placement is 100 Units which would represent aggregate proceeds of $10,000,000, subject to an additional overallotment option of 25 units. The Company expects the Private Placement to be completed no later than March, 1997; however, there can no assurance that the Company will be able to successfully sell further Units. The securities sold in the initial closing and the securities which are to be offered under the Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has agreed to file a registration statement with respect to resale of certain of the securities to be offered. Holders of the Preferred stock will be entitled to receive dividends as, when and if declared by the Board of Directors. The Company does not intend to pay cash dividends on the Convertible Preferred Stock or the underlying Common Stock for the foreseeable future. Liquidating rights for preferred shareholders are $260.00 per share plus accrued, but unpaid dividends.

7.  EQUITY INCENTIVE PLANS

In December, 1996, the Board of Directors approved a new form of Equity Incentive Plan to provide long-term performance incentives to key employees and consultants to the Company in the form of stock options, stock appreciation rights, restricted stock and other awards, including cash-based awards. In addition, the Board of Directors approved a Stock Option Plan for Non-Employee Directors which provides for grants of stock options to non-employee members of the Company's Board of Directors. Each plan provides up to 3,000,000 shares of the Company's common stock to be granted for this purpose. The Board intends that the plans be submitted to stockholders for approval; however, the Company may issue awards under the plans prior to stockholder approval. The Board of Directors awarded 675,000 stock options at market value on the date of the grant to H. Laurence Shaw, its President and Chief Executive Officer which are intended to the extent possible to qualify as incentive stock options. Of the initial grant, 525,000 stock options shall vest quarterly over a period of two years and 150,000 stock options shall vest quarterly over a two year period commencing on the first anniversary of the effective date of his employment agreement.

                           XYTRONYX, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)
                           INCORPORATED SEPTEMBER 23, 1983

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues aggregated $30,000 for the quarter ended December 31, 1996, a 85% decrease from revenues of $202,000 recorded during the same period of the prior year. Current quarter revenues relate to product sales and contract research for the use of the Company's Kephra-TM- reversible color change technology in various applications. Prior year revenues for the quarter included $175,000 of marketing rights income. No such revenues were earned in the current quarter. Cost of product sales decreased $4,000, or 13%, from the prior year. This decrease is consistent with the decrease in product sales.

Total revenues for the nine month period ending December 31, 1996 totaled $86,000, a decrease of $257,000, or 75%, from the same period of the prior year. Prior year revenues for this nine month period included approximately $205,000 in marketing rights income. No such revenues were earned in the current year. Cost of product sales for the nine month period ending December 31, 1996 decreased $44,000, or 46%, from the prior year, consistent with the decrease in product sales.

Product development costs totaled $483,000 for the quarter, an increase of $24,000 or 5% over the prior year costs of $459,000. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: (i) $206,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer, and (ii) $104,000 in expenses related to the acquisition of the Photodynamic Immunotherapy-TM- ("PDIT-TM-") technology for the treatment of cancer, expenses incurred in association with a related research agreement and expenses incurred related to in-house product development of the PDIT-TM- technology. No such costs were incurred in the prior year.

For the nine months ended December 31, 1996, product development costs increased $612,000, or 53%, over the same period of the prior year to $1,772,000. The initiation of work on the two projects discussed above generated expenses of $ 1,123,000 for the nine month period. No such costs were incurred in the same period of the prior year. This increase was offset by a reduction in expenditures for the nine month period related to the completion of the U.S. FDA clinical trials for the Periodontal Tissue Monitor ("PTM").

Business development costs for the current quarter totaled $10,000, a decrease of $71,000, or 88%, from the same quarter of the prior year. The decrease is the result of management concentrating its efforts on the initial closing of a private placement financing which occurred on December 19, 1996 (See Part II, Item 2 of this 10-Q). General and administrative expenses for the three month period ended December 31, 1996 decreased 19% to $220,000 from the same period of the prior year. The decrease is largely the result of personnel attrition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business development costs for the nine month period ended December 31, 1996 decreased $203,000, or 59%, from the same period of the prior year to 140,000. General and administrative expenses for the nine month period ended December 31, 1996 decreased $188,000, or 20%, from the same period of the prior year to $774,000. Both decreases are the result of management concentrating its efforts in the product development area related to PDT and PDIT discussed above and the initial closing of the private placement.

Net loss for the quarter ended December 31, 1996 totaled $745,000, a 14% increase over the prior year's second quarter loss of $656,000. This increase is a result of the increase in product development efforts discussed above and increased interest expense offset by lower business development and general and administrative expenses. Net loss per share of common stock for the quarter ended December 31, 1996 was $.09, a 10% decrease from the prior year's third quarter loss of $.10 per share primarily due to a 1,808,000 increase in the weighted average number of shares outstanding.

Net loss for the nine months ended December 31, 1996 totaled $2,701,000, an increase of $460,000, or 21%, over the same period of the prior year. This increase is a result of the increase in product development efforts offset by a reduction in other expenditures. Net loss per share of common stock for the nine months ended December 31, 1996 was $.33, a 17% decrease from the loss of $.40 per share for the same period of the prior year. The decrease is primarily a result of a 2,469,000 increase in the weighted average number of shares outstanding for the nine month period.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at December 31, 1996 totaled $2,933,000, an increase of $1,235,000 from the March 31, 1996 balances.
Working capital at December 31, 1996 increased by 32% from March 31, 1996 to $1,625,000. These increases were primarily due to the initial closing of the private placement financing in which the Company raised a net amount of $2,910,000 through the sale of Premium Preferred Units (See Part II, Item 2 of this 10-Q). Prepaid expenses increased by $179,000 as a result of the prepayment of annual insurance premiums and costs associated with the private placement. Notes payable and line of credit increased by $585,000 as a result of obtaining a $500,000 line of credit proceeds used as bridge financing prior to the initial closing of the private placement and financing insurance premiums. Accounts payable and accrued expenses increased a net $475,000 for the nine-month period.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. As described in Note 6 of the Notes to Consolidated Financial Statements the Company expects the proceeds from the sale of the Premium Preferred Units will be sufficient to meet its cash needs until December 31, 1997. Unanticipated expenses or working capital requirements could, however, shorten that period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. In September 1996, the Company received the initial purchase order for $75,000 associated with the European launch of the PTM from Hawe Neos. The order is expected to be delivered in the fourth quarter of Fiscal 1997. In January 1995 the Company entered into an agreement with Shofu Dental Company for distribution of the PTM in Japan. Shofu is currently conducting Japanese clinical trials of the PTM. The Company is in the process of identifying marketing partners for the PTM for the U.S. and other markets.
In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance that FDA PMA approval or any other required regulatory approvals will be forthcoming, that the Company will complete any new marketing agreements, or that any of its existing or future marketing partners will order the PTM products in increased quantities.

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

The Company has been informed that it is out of compliance with certain listing requirements of the American Stock Exchange because of its record of losses, cash outflows, reduced shareholders' equity and impaired financial condition. The company is in discussions with the Exchange regarding the Company's condition, however, there can be no assurance that the listing will be continued.

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

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On December 19, 1996, the Company completed an initial closing on $3,345,000 (net proceeds to the Company of $2,910,150) of 33.45 Premium Preferred Units at a price per Unit of $100,000, each Unit consisting of 500 shares of Preferred Stock, par value $25.00 per share, stated value $200.00 per share, and 50,000 Common Stock Purchase Warrants, to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent for the Private Placement, whose name will be disclosed upon completion of the Private Placement, received an aggregate dollar commission of $434,850 for the initial closing. Each share of Preferred Stock may be converted at the option of the holder at the lowest of 80% of the average closing bid price of the Company's Common Stock on the American Stock Exchange for the thirty consecutive trading days immediately preceding the date of any closing in the Private Placement. In addition, the conversion price is subject to further adjustment on the date which is twelve months after the final closing date if the average closing bid price of the Common Stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset.
Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until November 26, 2005. The maximum offering amount of the Private Placement is 100 Units which would represent aggregate proceeds of $10,000,000, subject to an additional Overallotment option of 25 units. The Company expects the Private Placement to be completed no later than March, 1997; however, there can no assurance that the Company will be able to successfully sell further Units. The securities sold in the initial closing and the securities which are to be offered under the Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has agreed to file a registration statement with respect to resale of certain of the securities to be offered.

ITEM 5.  OTHER INFORMATION

On December 11, 1996, the Board of Directors of the Company approved, among other matters, the following changes to the Company and its management, conditioned upon a closing or closings of at least $3,000,000 of gross proceeds in the Private Placement by December 31, 1996:

    A. The hiring of Dr. H. Laurence Shaw as Chief Executive Officer and President of the Company;

    B. The appointment of Dr. Jerry A. Weisbach as a Director of the Company, a scientific advisor and consultant to the Company; and

    C. The appointment of Dr. David Golde as Chairman of the Company's newly formed Scientific Advisory Board.

On December 19, 1996, following the initial closing of the Company's Private Placement, the Company accepted resignations from the Board of Directors of each of H. Laurence Garrett, III, William L. Jorgenson, John M. Kolbas, Morris S. Weeden and Larry Bymaster. The current Board of Directors consists of Jack H. Halperin, H. Laurence Shaw, M.D., Elliott H. Vernon,

Jerry A. Weisbach, Ph.D. and Michael S. Weiss. Larry Bymaster remains as an employee of the Company.


In December, 1996, the Board of Directors approved a new form of Equity Incentive Plan to provide long-term performance incentives to key employees and consultants to the Company in the form of stock options, stock appreciation rights, restricted stock and other awards, including cash-based awards. In addition, the Board of Directors approved a Stock Option Plan for Non-Employee Directors which provides for grants of stock options to members of the Company's Board of Directors. The Board intends that the plans be submitted to stockholders for approval; however, the Company may issue awards under the plans prior to stockholder approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)  EXHIBITS

Exhibit Number     Description of Exhibit
--------------     ----------------------
    4.6            Certificate of Designations of Series A Convertible
                   Preferred Stock of Xytronyx, Inc.

    10.45          Xytronyx, Inc. Equity Incentive Plan.
    10.46          Xytronyx, Inc. Stock Option Plan for Non-Employee Directors.

    10.47 Employment Agreement between Xytronyx, Inc. and H. Laurence Shaw dated December 16, 1996.


b.) REPORTS ON FORM 8-K


Date of  Report      Item Reported                    Financial Statements Filed
---------------      -------------                    --------------------------
December 19,1996     Item 5 - Other Events                      None
                     News Release dated December 19,
                     1996 announcing that the Company
                     had an initial closing of a
                     private placement of equity
                     securities to accredited
                     individuals and institutional
                     investors pursuant to Regulation
                     D under the Securities Act of
                     1933, as amended, that the Company
                     had hired Dr. H. Laurence Shaw to
                     serve as the Company's new Chief
                     Executive and President, that Jerry
                     A. Weisbach has agreed to join the
                     Company's Board of Officer Directors
                     and Scientific Advisory Board, and
                     that David W. Golde, M.D. has agreed
                     to join the Company as Chairman of the
                     Scientific Advisory Board filed as
                     Exhibit 99.1 hereto, is hereby
                     incorporated into this Report by
                     reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Xytronyx, Inc.


Date:  February 13, 1997           /s/  H. Laurence Shaw
                                   -----------------------------
                                   H. Laurence Shaw
                                   President and Chief Executive Officer
                                   (Principal Accounting Officer and Officer
                                   duly authorized to sign this report on
                                   behalf of the registrant)