Form 10-Q/A
period 1996-12-31
XYTRONYX INC
filed 1997-06-27
CIK 731252

                                   FORM 10-Q/A
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

                                 Xytronyx, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                               36-3258753
--------------------------------------------------------------------------------
        (State of incorporation)          (I.R.S. Employer Identification No.)




   6730 Mesa Ridge Rd., Suite 200, San Diego, CA               92121
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip  Code)



                                 (619) 550-3900
              ----------------------------------------------------
              (Registrant's Telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X  No
                                         -----  ----

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

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated Balance Sheets -
               December 31, 1996 and March 31, 1996. . . . . . . . . . . . . . 2

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               December 31, 1996 and 1995 and from
               September 23, 1983 (Inception) to
               December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Stockholders' Equity -
               Nine Months Ended December 31, 1996 and 1995. . . . . . . . . . 4

               Consolidated Statements of Cash Flows -
               Nine Months Ended December 31, 1996 and 1995
               and from September 23, 1983 (Inception) to
               December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements. . . . . . . . . . . 6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . .12


PART II - OTHER INFORMATION

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .15
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .15
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .16

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                  CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                            LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q/A under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 1996 and this Quarterly Report on Form 10-Q/A.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)



                                              (AS RESTATED)
                                            DECEMBER 31, 1996   March 31, 1996
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $2,932,616         $409,651
Short-term investments                                      -        1,288,106
Accounts receivable, net of allowance                   2,615            2,668
Inventory                                              72,195           40,907
Prepaid expenses                                      274,886           95,945
--------------------------------------------------------------------------------
     Total current assets                           3,282,312        1,837,277

Property and equipment, net of accumulated
     depreciation                                     102,582          135,234
Patent costs, net of accumulated amortization         165,804          190,159
Other assets                                                -           11,798
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $3,550,698       $2,174,468
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                     $835,987         $214,310
Accrued expenses                                      232,319          378,927
Note payable                                           74,904                -
Line of credit                                        509,700                -
Current portion of capitalized leases                   4,598           12,512
--------------------------------------------------------------------------------
     Total current liabilities                      1,657,508          605,749

Other liabilities                                      14,267           20,670



STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value,
     300,000 shares authorized; 16,725 issued
     and outstanding at December 31, 1996
     (liquidation preference $4,348,500)              418,125                -
Common stock, $.02 par value,  30,000,000 shares
     authorized; 8,132,279 and 8,051,029 shares
     issued and outstanding at December 31 and
     March 31, 1996, respectively                     162,646          161,021
Capital in excess of par value                     32,430,624       29,680,590
Deficit accumulated during the development stage  (31,132,472)     (28,293,562)
--------------------------------------------------------------------------------
     Total stockholders' equity                     1,878,923        1,548,049
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,550,698       $2,174,468
--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)




                                        Three Months Ended           Nine Months Ended
                                          December 31,                 December 31,           September 23, 1983
                                    -------------------------    -------------------------      (inception) to
                                       1996          1995           1996          1995         December 31, 1996
-------------------------------------------------------------    -------------------------------------------------
                                   (AS RESTATED)                (AS RESTATED)                    (AS RESTATED)
REVENUES

   Product sales                    $     8,294  $       700     $    20,991  $    11,730         $    1,870,737
   License fees and royalties               836            -             836            -                480,836
   Contract research                     17,500            -          39,172       45,000                268,063
   Marketing rights                           -      175,000               -      205,000              1,306,500
   Interest and other                     3,562       26,055          25,123       80,933              1,535,920

-------------------------------------------------------------  ---------------------------  ---------------------
Total revenues                           30,192      201,755          86,122      342,663              5,462,056
-------------------------------------------------------------  ---------------------------  ---------------------

COSTS AND EXPENSES

   Cost of product sales                 29,642       34,094          50,810       94,508              2,953,545
   Product development                  482,872      458,976       1,772,293    1,160,699             14,171,157
   General and administrative           219,667      269,738         773,717      961,749             15,383,700
   Business development
     and marketing                        9,677       80,893         139,560      342,198              3,407,243
   Interest and other                    33,622       13,628          50,393       24,763                540,624

-------------------------------------------------------------  ---------------------------  ---------------------
Total costs and expenses                775,480      857,329       2,786,773    2,583,917             36,456,269
-------------------------------------------------------------  ---------------------------  ---------------------

Net loss before convertible
   preferred stock dividends           (745,288)    (655,574)     (2,700,651)  (2,241,254)           (30,994,213)
-------------------------------------------------------------  ---------------------------  ---------------------

Convertible preferred stock
   dividends                            138,259            -         138,259            -                138,259

Net loss applicable to
   common shareholders              $  (883,547) $  (655,574)    $(2,838,910) $(2,241,254)        $  (31,132,472)
-------------------------------------------------------------  ---------------------------  ---------------------
-------------------------------------------------------------  ---------------------------  ---------------------

Net loss per share
   of common stock                       ($0.11)      ($0.10)         ($0.35)      ($0.40)
-------------------------------------------------------------  ---------------------------
-------------------------------------------------------------  ---------------------------

Weighted average common
   stock outstanding                  8,131,736    6,323,681       8,087,737    5,617,865
-------------------------------------------------------------  ---------------------------
-------------------------------------------------------------  ---------------------------



See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                      Convertible Preferred Stock           Common Stock              Capital           During the
                   ----------------------------- -------------------------------     in Excess          Development
                        Shares         Par Value      Shares         Par Value      of Par Value           Stage       Total
----------------------------------------------------------------------------------------------------------------------------------


Balance at March
 31, 1995                                            5,263,029        $105,261        $26,816,207      ($25,037,659)  $1,883,809
Private placement of
 common stock
  November 1995                                      2,788,000          55,760          2,867,777                      2,923,537
Net loss                                                                                                 (2,241,254)  (2,241,254)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1995                                            8,051,029        $161,021        $29,683,984      ($27,278,913)  $2,566,092
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



BALANCE AT MARCH 31,
 1996                                                8,051,029        $161,021        $29,680,590      ($28,293,562)  $1,548,049
EXERCISE OF WARRANTS                                    81,250           1,625             74,750                         76,375
ISSUANCE OF WARRANTS                                                                       45,000                         45,000
PRIVATE PLACEMENT OF
 CONVERTIBLE                                                                                                                   -
 PREFERRED STOCK IN
  DECEMBER 1996            16,725        418,125                                        2,492,025                      2,910,150
CONVERTIBLE PREFERRED
 STOCK DIVIDENDS                                                                          138,259          (138,259)           -
NET  LOSS                                                                                                (2,700,651)  (2,700,651)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1996 (AS RESTATED)    16,725       $418,125     8,132,279        $162,646        $32,430,624      ($31,132,472)  $1,878,923
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

XYTRONYX, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                Nine Months Ended
                                                                                    December 31,              September 23, 1983
                                                                          --------------------------------      (inception) to
                                                                              1996               1995         December 31, 1996
------------------------------------------------------------------------------------------------------------  ------------------
OPERATING ACTIVITIES
Net loss                                                                  ($2,700,651)        ($2,241,254)       ($30,994,213)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                                               82,794              88,863           1,556,807
   Non-cash expense upon issuance of common stock
      options, common stock and warrants                                       45,000                   -             520,296
   Net book value of disposal of property and equipment                         2,648               5,507             150,900
   Option income from retirement of stock
      or amounts previously advanced by customer                                    -                   -            (400,000)
   Changes in assets and liabilities:
      Accounts receivable                                                          53               5,308              (2,616)
      Inventory                                                               (31,288)              6,529             (72,198)
      Prepaid expenses and other assets                                      (167,143)           (121,705)           (274,063)
      Accounts payable                                                        621,677            (119,179)            835,986
      Accrued expenses                                                       (146,608)            405,048              88,296
      Customer advances                                                             -             (30,888)            140,863
      Other liabilities                                                        (2,976)             (8,921)                 -
----------------------------------------------------------------------------------------------------------    ---------------
   Net cash (used) by operating activities                                 (2,296,494)         (2,010,692)        (28,449,942)


INVESTING ACTIVITIES
Purchases of short-term investments                                                 -          (1,422,357)         (5,480,432)
Maturities of short-term investments                                        1,288,106             992,326           5,480,432
Capital expenditures                                                           (4,927)            (12,765)           (826,590)
Patent costs                                                                  (23,508)            (45,822)           (904,136)
Other                                                                               -                   -                (996)
----------------------------------------------------------------------------------------------------------    ---------------
   Net cash provided (used) by investing activities                         1,259,671            (488,618)         (1,731,722)

FINANCING ACTIVITIES
Issuance of notes payable                                                     218,966             325,426           1,878,367
Repayment of notes payable                                                   (144,062)           (214,948)         (1,584,719)
Issuance of line of credit                                                    509,700                   -             509,700
Repayment of capital lease obligations                                        (11,341)            (28,306)           (186,323)
Long-term customer advances                                                         -                   -             100,000
Issuance of common and preferred stock                                      2,986,525           2,923,537          32,334,755
Issuance of stock warrants                                                          -                   -              62,500
----------------------------------------------------------------------------------------------------------    ---------------
   Net cash provided by financing activities                                3,559,788           3,005,709          33,114,280
----------------------------------------------------------------------------------------------------------    ---------------
Net increase in cash
   and cash equivalents                                                     2,522,965             506,399           2,932,616
Cash and cash equivalents at beginning of period                              409,651             827,752                  -
----------------------------------------------------------------------------------------------------------    ---------------
Cash and cash equivalents at end of period                                 $2,932,616          $1,334,151         $2,932,616
----------------------------------------------------------------------------------------------------------    ---------------

See Notes to Consolidated Financial Statements.

                           XYTRONYX, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements have been restated to show the effect of a non-cash Preferred Stock dividend which occurred as a result of the sale of Convertible Preferred Sock which is convertible at a discount from the market price of the underlying Common Stock. Further information regarding the Preferred Stock dividend has been included in Note 6. The information in Notes 3 and 5 has also been expanded to include additional information regarding the valuation methods used concerning common stock warrants issued in connection with the acquisition of an exclusive world-wide license and a line of credit. In addition, Note 8 has been added to disclose events subsequent to December 31, 1996. Management's Discussion and Analysis of Financial Condition and the Results of Operation has also been revised to reflect information regarding the Preferred Stock dividend and the subsequent events referred to above.

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

2.  OPTION TO ACQUIRE BINARY THERAPEUTICS, INC.

On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy ("PDT") for cancer. The agreement gives the Company the right to acquire BTI at anytime prior to April 30, 1997 by a merger of BTI into a wholly owned subsidiary of the Company (See Note 8). The Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of Common Stock or securities convertible into Common Stock if the issuance of such securities (i) is in connection with the acquisition of a company and the shares of Common Stock or securities convertible into Common Stock could result in an increase in the number of outstanding shares of Common Stock of 20% or more, (ii) is in connection with the acquisition of a company where a director, officer or substantial shareholder of the Company has a 5% or greater interest in such company and the issuance of the securities could result in an increase in outstanding Common Stock of 5% or more.

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

3.  LICENSE AGREEMENT WITH WOUND HEALING OF OKLAHOMA

On May 8, 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which the Company acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer. Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $50,000 and must pay a minimum royalty of $50,000 per year. The value of the warrant was based upon the negotiated terms of the agreement. The first year royalty is payable in two stages, 1) $25,000 due upon execution of the agreement and 2) $25,000 due upon submission of an IND application to the FDA. The value of the warrants will be recognized as an expense in similar stages and amounts. During the nine months ended December 31, 1996, the Company recorded $50,000 in product development expense related to the agreement which included a $25,000 royalty payment and $25,000 related to the issuance of warrants.

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

In connection with the line of credit agreement discussed above, the Company granted the two shareholders five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.96, which was the initial conversion price of the Series A Convertible

Preferred Stock sold in the Private Placement discussed in Note 6. The warrants are valued at $20,000, all of which was recorded as interest expense in the quarter ended December 31, 1996. The fair market value of the warrants was determined based upon rates for lines of credit with similar terms available to the Company at the date of grant.


6.  PRIVATE PLACEMENT

On December 19, 1996, the Company completed an initial closing on $3,345,000 (net proceeds to the Company of $2,910,150) of 33.45 Premium Preferred Units ("Units") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, stated value $200.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent for the Private Placement received an aggregate dollar commission of $434,850 for the initial closing. The placement agent is affiliated with certain significant shareholders of the Company. Each share of Preferred Stock may be converted at the option of the holder into 208.33333 shares of common stock or $0.96 per share of common stock which is a 23% discount from the closing market price on December 19,1996. In addition, the conversion price is subject to further adjustment on the date which is twelve months after the final closing date if the average closing bid price of the Common Stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until November 26, 2005. The maximum offering amount of the Private Placement is 100 Units which would represent aggregate proceeds of $10,000,000, subject to an additional overallotment option of 25 units. The Company expects the Private Placement to be completed no later than March 1997 (See Note 8); however, there can no assurance that the Company will be able to successfully sell further Units. The securities sold in the initial closing and the securities which are to be offered under the Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has agreed to file a registration statement with respect to resale of certain of the securities to be offered. Holders of the Preferred Stock will be entitled to receive dividends as, when and if declared by the Board of Directors. The Company does not intend to pay cash dividends on the Preferred Stock or the underlying Common Stock for the foreseeable future. Liquidating rights for preferred shareholders are $260.00 per share plus accrued, but unpaid dividends.

As mentioned above, the subscribers to the Private Placement purchased the Units at a 23% discount from the closing price of the Company's common stock on December 19, 1997. The resulting discount of $1,010,000 is considered a dividend and will be recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock is eligible for conversion into Common Stock. During the quarter ended December 31, 1996 the Company recognized a non-cash dividend to Preferred Stockholders of $138,000. All of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock is registered with the Securities and Exchange Commission. When the registration statement becomes effective,

25% of the securities become unlocked and 25% become unlocked in each 90 day interval following the effective date of the registration statement.

The Preferred Stock is convertible into Common Stock upon issuance, except that most of the subscribers to the Private Placement signed a letter amending the initial Subscription Agreement, in which they agreed not to convert any of the Preferred Stock until the underlying common stock is registered. The amendment provides that they may convert the Preferred Stock into common stock in accordance with the Lock-up mentioned in the prior paragraph. The assumed effective date of the registration statement for the Common Stock underlying the Preferred Stock conversion is July 1, 1997.

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

8.   SUBSEQUENT EVENTS

In February 1997, the Company and BTI (See Note 2) agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of Boronated Porphyrin Compound ("BOPP") at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete preclinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. Accordingly, the Company has deferred its election to exercise the option.

On March 7, 1997, the Company completed the final closing of its Private Placement (See Note 6) on $6,655,000 (net proceeds to the Company of $5,632,000) of 66.55 Units at a price per Unit of $100,000, each Unit consisting of 500 shares of Preferred Stock par value $25.00 per share, stated value $200.00 per share, and 50,000 Warrants, to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The terms and conditions were the essentially the same as the initial closing described in Note 6. The overallotment option was not exercised.

In April 1997, the Board of Directors approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made on May 13, 1997, will be paid back upon the earlier of (i) the sale of Dr. Shaw's residence or (ii) December 17, 2001.

On June 23, 1997, the Company received approval from the FDA to begin commercial sales and distribution in the United States for its PTM product. The Company also signed a letter of intent with Steri-Oss, a leading dental implant company, for the exclusive five-year distribution of PTM in North America and other countries, excluding Europe and Japan.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Dilutive EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as fully Diluted EPS illustrated in Accounting Principals Board Opinion No. 15 "EARNINGS PER SHARE" .

The Company will be required to adopt the new method of reporting EPS during fiscal year 1998. Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect net loss per share in materially the same manner as currently reported.

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

For the nine months ended December 31, 1996, product development costs increased $612,000, or 53%, over the same period of the prior year to $1,772,000. The initiation of work on the two projects discussed above generated expenses of $1,123,000 for the nine month period. No such costs were incurred in the same period of the prior year. This increase was offset by a reduction in expenditures for the nine month period related to the completion of the U.S. FDA clinical trials for the Periodontal Tissue Monitor ("PTM").

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

Business development costs for the nine month period ended December 31, 1996 decreased $203,000, or 59%, from the same period of the prior year to $140,000. General and administrative expenses for the nine month period ended December 31, 1996 decreased $188,000, or 20%, from the same period of the prior year to $774,000. Both decreases are the result of management concentrating its efforts in the product development area related to PDT and PDIT discussed above and the initial closing of the private placement.

Net loss before convertible preferred stock dividends for the quarter ended December 31, 1996 totaled $745,000, a 14% increase over the prior year's second quarter loss of $656,000. This increase is a result of the increase in product development efforts discussed above and increased interest expense offset by lower business development and general and administrative expenses. Net loss per share of common stock for the quarter ended December 31, 1996 was $.11, a 10% increase from the prior year's third quarter loss of $.10 per share primarily due to events discussed above, offset by a 1,808,000 increase in the weighted average number of shares outstanding.

Net loss before convertible preferred stock dividends for the nine months ended December 31, 1996 totaled $2,701,000, an increase of $460,000, or 21%, over the same period of the prior year. This increase is a result of the increase in product development efforts offset by a reduction in other expenditures. Net loss per share of common stock for the nine months ended December 31, 1996 was $.35, a 14% decrease from the loss of $.40 per share for the same period of the prior year. The decrease is primarily a result of a 2,469,000 increase in the weighted average number of shares outstanding for the nine month period.

As discussed in Note 6, the Company recorded a non-cash convertible preferred stock dividend during the quarter ended December 31, 1996 in connection with the sale of Convertible Preferred Stock. The effect of this non-cash dividend is to increase the net loss applicable to common stockholders by $138,000 for the quarter and nine months ended December 31, 1996.

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

In March 1996 the Company completed a 12-month U.S. clinical trial of PTM at three universities. The Company has compiled and analyzed the data generated from the clinical studies. In September 1996 the Company submitted a Premarket Approval application ("PMA") to the Food and Drug Administration ("FDA") and is currently awaiting a response from the FDA (See Note 8). The completion of the clinical studies have resulted in the reduction or elimination of certain product development expenses.

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

In June 1996 the Company entered into an agreement (amended in February 1997) which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement the Company expects to fund certain product development expenses incurred by BTI, which will increase the Company's net utilization of cash.

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

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On December 19, 1996, the Company completed an initial closing on $3,345,000 (net proceeds to the Company of $2,910,150) of 33.45 Premium Preferred Units ("Units") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, stated value $200.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent for the Private Placement received an aggregate dollar commission of $434,850 for the initial closing. The placement agent is affiliated with certain significant shareholders of the Company. Each share of Preferred Stock may be converted at the option of the holder into 208.33333 shares of common stock or $0.96 per share of common stock which is a 23% discount from the closing market price on December 19,1996. In addition, the conversion price is subject to further adjustment on the date which is twelve months after the final closing date if the average closing bid price of the Common Stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until November 26, 2005. The maximum offering amount of the Private Placement is 100 Units which would represent aggregate proceeds of $10,000,000, subject to an additional overallotment option of 25 units. The securities sold in the initial closing and the securities which are to be offered under the Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has agreed to file a registration statement with respect to resale of certain of the securities to be offered.

On March 7, 1997, the Company completed the final closing of its Private Placement on $6,655,000 (net proceeds to the Company of $5,632,000) of 66.55 Units at a price per Unit of $100,000, each Unit consisting of 500 shares of Preferred Stock par value $25.00 per share, stated value $200.00 per share, and 50,000 Warrants, to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The terms and conditions were the essentially the same as the initial closing described above. The overallotment option was not exercised.

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

     4.6 Certificate of Designations of Series A Convertible Preferred Stock of Xytronyx, Inc.

     10.45          Xytronyx, Inc. Equity Incentive Plan.

     10.46          Xytronyx, Inc. Stock Option Plan for Non-Employee
                    Directors.

     10.47          Employment Agreement between Xytronyx, Inc. and H.
                    Laurence Shaw dated December 16, 1996.

b)   REPORTS ON FORM 8-K
                                                                    Financial
Date of  Report     Item Reported                               Statements Filed
---------------     -------------                               ----------------

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

                                   Xytronyx, Inc.

Date:  June 27, 1997               /s/  James Hertzog
                                   ---------------------------
                                   James Hertzog
                                   Controller
                                   (Principal Accounting Officer and Officer
                                   duly authorized to sign this report on
                                   behalf of the registrant)