Form 10-K
period 1997-03-31
XYTRONYX INC
filed 1997-06-27
CIK 731252

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

              ---------------------------------------------------------

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997     Commission File No. 1-9613

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

                             6730 Mesa Ridge Rd., Suite A
                                 San Diego, CA  92121
                                    (619) 550-3900
                 (Address, including zip code, and telephone number,
          including area code, of Registrant's principal executive offices)

              ---------------------------------------------------------

             Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                            -------------------
    Common Stock, $.02 Par Value                      American Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                         None
                                         ----
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $20,960,000 on June 23, 1997, when the closing price of such stock, as reported in the American Stock Exchange, was $1.3125.*

     *(Market value includes value of Series A Convertible Preferred Stock based upon conversion rate into Common Stock).

     The number of shares outstanding of the registrant's Common Stock, $.02 par value, as of June 23, 1997 was 8,186,029 shares.

            -------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE


1. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on August 7, 1997, which will be mailed on or about June 30, 1997 are incorporated into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART 1

ITEM 1.  BUSINESS

SUMMARY

     Xytronyx, Inc. and Subsidiaries (collectively, the "Company"), a development stage enterprise, was organized as a Delaware corporation in September of 1983, and is engaged primarily in the development and commercialization of medical products based on biotechnological research regarding the treatment and detection of cancer and other diseases.

     During the fiscal year ended March 31,1997 the Company completed two transactions under which it acquired or otherwise gained rights to proprietary technologies in the areas of cancer therapy. First was the acquisition of an exclusive license to the Photodynamic Immunotherapy-TM- ("PDIT-TM-") technology for treatment of cancer. Second was an agreement which granted Xytronyx an option to acquire Binary Therapeutics, Inc., the holder of certain proprietary technologies, also for the treatment of cancer, in the Photodynamic Therapy ("PDT") area. The Company believes that these two separate technologies and product development opportunities complement each other and offer the Company efficiencies and other strategic benefits due to their similar development requirements and expected uses. These transactions represented a significant expansion of the scope of the Company's product development activities, and are described in more detail below.

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


PHOTODYNAMIC IMMUNOTHERAPY-TM- (PDIT-TM-) TREATMENT
(BREAST, LUNG AND PROSTATE CANCER)

     OVERVIEW OF CANCER MARKET. Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancer will spread beyond its original site and invade surrounding tissue, and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary site or tumor but also its metastases.


     Traditional methods of treating cancer generally include surgery (including laser surgery), radiation therapy, and chemotherapy. Although these techniques have achieved a high rate of success for many cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, surgery may be successful in removing visible tumors but may leave smaller nests of cancer cells in the patient which continue to proliferate. Radiation or chemotherapy are relatively imprecise (can kill both cancer cells and normal cells) and thus have toxic side effects which may themselves be lethal to the patient; these toxic side effects may limit the application of these treatment modes to less than optimal levels required to ensure eradication of the cancer. Despite the successes of traditional therapies, the high numbers of cancer-related deaths indicate the need for more efficacious therapies for many patients.

     PHOTODYNAMIC IMMUNOTHERAPY ("PDIT") The Company's proprietary Photodynamic Immunotherapy treatment for cancer is in preparation for human clinical trials and may initially target breast cancer. PDIT treatment consists of the co-injection of an infrared absorbing dye (photosensitizing drug) and an immunoadjuvant directly into a tumor followed by illumination with an infrared laser. The Company believes that the potential of PDIT therapy to destroy metastatic tumors offers an improved methodology for treatment of cancers such as breast, lung and prostate, particularly when in the more advanced stages. PDIT therapy is intended to produce tumor tissue destruction in the primary area of treatment. An important distinction of PDIT treatment, however, is that this therapy is also intended to trigger an immune reaction in the patient to complete the destruction of the primary tumor and to also concomitantly destroy any metastases.

     Many experts believe that long-term control or elimination of cancer requires the utilization of the patient's own immune surveillance and defense systems. An optimal cancer treatment would be one that fully restores and stimulates the body's normal immunobiological responses against the growth of malignant cells. For reasons not completely understood, the body's immune response in cancer patients is not fully stimulated or developed to the extent necessary to halt the proliferation of malignant cells. Attempts have been made using stimulants (immunoadjuvants) to activate the immune system to activate the immune system. However, the use of a nonspecific immunoadjuvant may only "activate" the body's immune system without specifically targeting the cancer cells. Immunotherapy using an immunoadjuvant alone appears to achieve only limited success in the treatment of cancer.


     PRECLINICAL STUDIES OF PDIT TREATMENT. Preclinical studies of PDIT treatment conducted with animals indicate that the therapy induces a specific immune response which appears to destroy primary and metastatic tumors, and may provide longer-term protection against recurrence of the cancer. As indicated above, PDIT treatment is initiated with the injection of a combination of an infrared absorbing dye and an immuno-adjuvant directly into a tumor. The light absorbed by the dye raises the temperature within the tumor and produces photothermal destruction of tumor tissue. This photothermal destruction is only the precursor of what is believed to be the more significant component of PDIT therapy, the immune response.

     The hypothesis of the Company's scientific collaborators is that this response proceeds as follows: The immuno-adjuvant stimulates an immune response directed against the specific antigen unmasked by the photothermal treatment of the tumor, resulting in an immunological attack against the tumor cell population. Even more significantly, a systemic immune response can also stimulated, which may destroy tumors distant from the site of treatment, namely metastases. The immune response appears to provide long-term immunity toward the cancer and the prospect for a "true cure."

     Preclinical testing of PDIT therapy has included treatment of rats inflicted with a sub-surface chemically-induced breast cancer tumor. The breast cancer model tested, the DMBA-4 cell line, is an extremely challenging model which is characterized by rapid proliferation of the primary tumor and the formation of metastatic tumors throughout the body. Of the untreated rats, 99% die within 30 days of tumor implantation. The model has proven to be unresponsive to traditional treatments including surgery, chemotherapy, radiation and laser therapy.

     With the application of what the principal researchers currently believe to be optimal dosing, PDIT treatment has generated success (measured by both tumor eradication and long-term survival) in a proportion of the animals treated. Importantly, tumor eradication appeared to be achieved for both the primary tumor treated, and possibly the metastases which were not directly subject to the injection treatment. This supports the hypotheses that the regression of the metastases has been caused by stimulation of an immune response. Upon rechallenge (reintroduction of tumor cells to the animals subsequent to the original tumor eradication) the "second generation" tumors are also eradicated, indicating the existence of longer-term immunity against cancer.

     HUMAN CLINICAL STUDIES. The Company has targeted breast cancer for the initial human clinical studies, in part, because of the preclinical success achieved with breast cancer studies in animals. The Company's current plan is to commence a Phase 1 clinical study of breast cancer patients who have been nonresponsive to other treatment methodologies.

     EXCLUSIVE LICENSE TO PDIT FROM WOUND HEALING OF OKLAHOMA ("WHO"). The Company obtained an exclusive worldwide license to the PDIT technology in May 1996 under an agreement with WHO, a privately held company. The agreement calls for the Company to pay WHO royalties based on sales of products incorporating the PDIT technology, including a minimum royalty of $50,000 per year. The Company has also entered into a research agreement (see - "Product Development Strategy") with WHO under which the principal developers of the PDIT technology are assisting with the preparation of the IND application to the FDA and performing additional studies to investigate the mechanism of PDIT.

     PATENTS. WHO was assigned the rights by the holders thereof to patent applications encompassing the PDIT technology in the United States and the countries covered by the Patent Cooperative Treaty ("PCT") by the holders.


PHOTODYNAMIC THERAPY (PDT) - BINARY THERAPEUTICS, INC.


     PHOTODYNAMIC THERAPY (PDT) OVERVIEW. Photodynamic Therapy is an emerging mode of treatment for cancer which uses the combination of light-activated drugs and nonthermal light to achieve selective, photochemical destruction of cancer cells with minimal effect on surrounding normal tissues. PDT typically has two primary components:

     1. DRUG ADMINISTRATION: A light-absorbing dye or other "photosensitizing drug" is injected into the patient. (PDT drugs are designed to be "selective," i.e., taken up and retained in cancerous cells while, conversely, quickly clearing from normal cells.

     2. ILLUMINATION WITH LIGHT: After administration of the PDT drug, a laser or other source is used to illuminate the area of treatment with light at the specific wavelength required for absorption by the drug. The light is non-thermal and, similar to the drug, has no therapeutic effect by itself.

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

     - More Extensive Eradication: Facilitates the treatment of not only the larger, easily identifiable tumors but also other cancerous cells which are in the field of illumination.

     - Controllable: The photosensitizing drugs are inactive until excited by light within their specific absorption band. Photodynamic activity begins only when the drug-saturated cells are exposed to light and ends when the light is terminated.


     Among the clinical applications expected for PDT is as an adjunct to surgery; PDT has the potential of increasing the effectiveness of surgery by destroying cancerous cells missed by surgery. In other instances, PDT might serve as an alternative to surgery. PDT may represent a less invasive technique for primary removal of a tumor where surgery is not indicated (for example, inoperable tumors located close to nerves, major blood vessels or other critical tissue). PDT may be integrated with the patient's total treatment regimen, used in combination with or as an alternative to traditional treatment to palliate more advanced disease. The Company expects that the applications will develop as PDT becomes more proven and the range of clinical utility is demonstrated.

     A limited number of drug compounds and systems have been approved by the applicable regulatory agencies both in the United States and internationally. PDT products or systems currently approved for use, however, are limited to treatment of superficial or surface tumors due to inherent limitations in the technologies.


     BORONATED PORPHYRIN COMPOUND ("BOPP") FOR TREATMENT OF BRAIN AND OTHER CANCERS. BOPP is currently undergoing preparation for human clinical trials as a photosensitizing drug for PDT treatment of brain cancer. The Company believes, based upon the results of preclinical studies, that BOPP may be useful as a photosensitizing drug for PDT treatment of other tumors. BOPP is also suitable for use in another form of cancer treatment, Boron Neutron Capture Therapy, in which a neutron radiation beam is used instead of light as the activating energy source. However, in this case, the neutron beam causes the disintegration of the boron atoms within BOPP and the release of alpha particles which are lethal to the cancer cells.

     OPTION TO ACQUIRE BINARY THERAPEUTICS, INC. On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company and the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for cancer. The agreement, as amended, gives the Company the right to acquire BTI by a merger of BTI into a wholly-owned subsidiary of the Company. In February 1997, the Company and BTI agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of Boronated Porphyrin Compound ("BOPP") at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete pre-clinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. Accordingly, the Company has deferred its election to exercise the option.

     The agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued will be determined based upon the market value of the Company's common stock prior to the date of exercise, although the value of the common stock cannot be less than $2.00 or more than $6.00 per share. The agreement has been approved by a majority of the stockholders of BTI. The Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of common stock. One of the Company directors is also a director of BTI.

     Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding up to $1,250,000 in expenses budgeted to be incurred by BTI during the option period. These expenses represent the majority of BTI's budgeted expenditures for the period and are expected to be comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $615,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the year ended March 31, 1997 the Company advanced $1,282,000 to BTI and such advances are included in product development expense.

     PATENTS. Patents encompassing the BOPP technology have been issued to the Regents of the University of California in the United States and Australia, Ireland and South Africa. Patent applications are pending in Canada, the European Patent Organization, Japan, Norway and Israel. Rights related to the above patents were licensed to BTI under an Exclusive License Agreement dated July 1, 1992, as amended August 29, 1995, pursuant to which BTI is obligated to make certain payments.

     PRECLINICAL TESTING OF BOPP. Preclinical testing of BOPP in the United States and Australia, including testing of the compound with various animal models, has indicated that BOPP has the following advantages over certain existing PDT agents (including hematoporphyrin derivative, or "HpD") in the treatment of certain cancers:

     - Selective (as much as 400 in tumors to 1 in healthy tissue) retention of BOPP in brain tumor models, compared to a 30 to 1 or less for existing known compounds.

     - Intracellular localization in mitochondria (the energy center of the cell) for more efficient tumor cell killing.

     -    Highly water soluble and stable under physiological conditions.

     BOPP is selectively taken up in rapidly growing tissues and may find applications in many hyperproliferative disorders, such as vascular and coronary restenosis following angioplasty or bypass surgery, psoriasis and rheumatoid arthritis. PDT therapy is being studied in academic centers for conditions as diverse as acute macular degeneration of the retina, removing microbial contaminants from blood and cleansing bone marrow of leukemic cells.

     HUMAN CLINICAL STUDIES. BTI and the Company have agreed to target brain cancer for the initial human clinical studies, which will be conducted in Australia, in part because of the success with preclinical brain tumor models in animals. BTI's current plan is to commence a Phase 1 clinical study of PDT treatment with BOPP in brain cancer patients in Australia after seeking IND approval from the FDA.

AST TECHNOLOGY - PERIODONTAL TISSUE MONITOR (PTM)

     PERIODONTAL DISEASE. A World Health Organization report estimates that the incidence of periodontal disease worldwide averages 33% of the total adult population, or approximately 1.5 billion people. In the United States alone, surveys by the American Dental Association indicate that approximately 16 million "scaling and root planing" sessions (a common treatment for periodontitis) are held each year at an average cost of $200 to $800 per session. Prevalence of the disease and expenditures for treatment are also significant in many international markets.

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

     PTM PRODUCT. The Company's proprietary PTM is an eye-readable, chairside disposable test designed for use within the dental office to assist practitioners (dentists and periodontists) in the diagnosis of periodontitis and in the monitoring of the effectiveness of their efforts to treat the disease. The PTM works by identifying the enzyme aspartate aminotransferase ("AST") which is found in crevicular fluid when cells die.

     The PTM is designed to be simple, easy to use, and is performed chairside in the dental office. The dental professional initiates the test by touching a small strip of paper to the neck of the tooth to collect a fluid sample. The paper strip is then placed in a solution which changes color if the active disease is present. This process takes approximately 8 to 12 minutes. Since the PTM has such a short turn-around time, the test can be initiated at the start of an office visit with results available before the patient leaves the dental chair. The PTM requires no special equipment, has a long shelf-life and is disposable. The most important benefits the Company expects from use of the PTM are:

     - Assistance with early detection of the disease, facilitating earlier treatment and less extensive treatment techniques.

     - Testing for active periodontal disease on a site-by-site basis, allowing the clinician to treat only those sites with active disease and avoiding unnecessary extensive therapy.

     - Evaluation of the effectiveness of treatment within weeks of such treatment, facilitating immediate follow-up treatment if necessary.

     Periodontitis is usually chronic, in some patients reappearing from time to time, and in others persisting for extended time periods. It is expected that several PTM tests may be used on a patient throughout a year; one PTM prior to treatment, and one or more following treatment to determine if the treatment has been effective. It is anticipated that PTM will be used to monitor patients over an extended period of time.

     PTM PATENTS AND REGULATORY APPROVAL. The Company licensed certain technology from the University of Illinois ("U of I") on the use of AST as an adjunct to the diagnosis and monitoring of treatment of periodontal disease. Two U.S. patents relating to the licensed technology have been issued; international patent protection was only available on one of the technologies, and patents have been received in major international markets. In addition to the U of I patents, patents encompassing the PTM have been issued in the United States, and in Australia, Canada, Hong Kong, Israel, Japan, New Zealand, Singapore, South Africa, and with the European Patent Organization. A patent application has been filed pursuant to the PCT.

The Company completed 28-day clinical trials with an earlier-generation PTM at three centers in June 1989. In August 1989 the Company filed a PMA application with the FDA, and received a unanimous recommendation for approval in May 1990 from an FDA dental advisory panel. Subsequently, the Company received a series of letters from the FDA requesting additional information and clinical testing, and responded with a series of amendments to the PMA application attempting to demonstrate adequacy of the original clinical trial and results. In mid-1993 the Company initiated the process of designing long-term clinical studies to meet new FDA requirements. During this period the Company developed a 2nd-generation version of PTM which it believes greatly increased ease of use, readability, accuracy, shelf-life and other performance characteristics. In November 1993 the FDA approved the Company's protocol for a 12-month clinical study to be conducted at three sites. In April 1994 the Company and the clinical sites, University of Washington, Harvard University and University of North Carolina, completed planning for the clinicals and signed clinical research agreements. In June 1994 enrollment of patients in the clinical studies commenced, and full enrollment was reached in March 1995, and the study was completed in March 1996 and the Company submitted a PMA application to the FDA in September 1996. On June 5, 1997, the Company received an "approvable letter" from the FDA in respect of its PMA for the PTM contingent upon certain manufacturing requirements and labeling issues being met. On June 23, 1997, the Company received final approval from the FDA for commercial distribution of the PTM.

     PTM MARKETING. In May 1997, the Company signed a letter of intent with Steri-Oss, a leading dental implant company, for the exclusive five-year distribution of PTM in North America and other countries. The PTM is approved for sale in Europe, Canada and China. In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. Hawe-Neos launched the PTM at the International Dental Fair held in Cologne, Germany in April, 1997. Also, in January, 1995 the Company entered into an agreement with Shofu, Inc, of Japan under which Shofu is to fund and manage clinical trials of PTM in Japan and market the product in Japan after obtaining approval in that country.

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

     Potential applications for Kephra include consumer health, apparel, promotional and advertising programs, and other products benefiting from the potential additional consumer appeal of the color-change feature. In January 1996 the Company entered into an agreement under which it granted a major international soft drink company exclusive use of the Kephra technology in the U.S. and Canadian soft drink markets for a period of 18 months. The Company received a payment of $150,000 under the agreement. No additional royalties above the minimum royalty have been received and the agreement is not expected to be renewed. In July 1995, the Company entered into a two year exclusive license agreement with an international watch company who commenced marketing watches produced with the Kephra technology. The Company receives a royalty on any sales of the watches, however, the royalties have been minimal.

The Company is not actively developing opportunities to sell products using Kephra technology. The Company is, however, trying to sell or license its photochromatic technology to others in order to focus completely on development of its other products. The Company is not expecting its Kephra technology to generate significant revenues.

     Patent applications for the Company's Kephra photochromic technology have been filed in Australia, Brazil, Canada, the European Patent Organization, Japan and Taiwan.


PRODUCT DEVELOPMENT STRATEGY

     The Company conducts its research and other product development efforts through a combination of internal and collaborative programs. The Company currently does and will rely upon research arrangements with universities, contract research organizations, and similar institutions and persons for a significant portion of its product development efforts, particularly for preclinical work being conducted in the PDT and PDIT areas. The Company expects to increase its internal product development resources as its efforts related to the PDIT and PDT areas increase. Product development efforts related to the PTM and photochromic technologies (Kephra) technologies have been conducted primarily by the Company's internal personnel. No further product development work is underway for PTM and Kephra products. The Company incurred product development costs of $2,566,000, $1,854,000 and $2,118,000 in the years ended March 31, 1997, 1996 and 1995, respectively. BTI relies almost exclusively on such collaborative research arrangements for its PDT product development efforts. The Company has relied upon licensing and other transactions to gain access to proprietary technologies. See - "Photodynamic Immunotherapy ("PDIT") Treatment," "Photodynamic Therapy (PDT)-Binary Therapeutics, Inc.--.," and "AST Technology - Periodontal Tissue Monitor"("PTM").


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

     The patent positions of biotechnology firms and other high-tech firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any patent applications will result in the issuance of patents. Additionally, the Company does not know whether its existing patents (and any patents related to its patent applications which subsequently may be issued) will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until foreign counterparts, if any, publish or issue patents and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licenser was the first creator of inventions covered by existing patents or pending patent applications or that it or such licenser was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company. There can be no assurance that the Company's current patents, or patents relating to its patent applications, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

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

GOVERNMENT REGULATION AND GOVERNMENT APPROVALS

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

     The Company's Periodontal Tissue Monitor is categorized as a medical device under the FDA regulations and therefore a Premarket Approval application has been filed and approved by the FDA and the Company intends to commence marketing of the product in the United States and other countries. See - PTM PATENTS AND REGULATORY APPROVAL - for a description of the status of the FDA approval relating to the PTM.

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

RESEARCH AND DEVELOPMENT

     The Company incurred product development costs of $2,566,000 and $1,854,000 in the fiscal years ended March 31, 1997and 1996 for work on its PDT, PDIT and PTM products.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company believes that it is in compliance with all federal, state and local environmental laws and regulations. To the extent that the Company's management can determine, there are no federal, state of local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, with which compliance by the Company has had or is expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

PERSONNEL

     As of March 31, 1997, the Company had 6 full-time employees, none of whom were covered by a collective bargaining agreement.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the information provided by the Company in its reports and registration statements filed with the Securities and Exchange Commission or provided by its spokespersons from time to time, including information set forth under the captions "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K for the Fiscal year ended March 31, 1997, constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors from liability created thereby. All such forward looking statements involve risks and uncertainties, including those statements regarding risks of new product development; the lengthy and uncertain process for FDA and other regulatory approval of the PTM, PDT and PDIT; the dependence on the WHO license agreement; the Company's option to acquire BTI pursuant to the BTI Agreement; and the dependence on others for marketing and manufacturing. Many other important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its products, including those statements regarding the Company's status as a development stage company; potential need for substantial additional funds. and other factors. As a result, there can be no assurance that the forward looking statements in this Report or made from time to time will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ITEM 2.  PROPERTIES

     At March 31, 1997, the Company occupied approximately 3,400 square feet of office and laboratory space in San Diego, California under a sub-lease which expires in February 1998 and includes two one-year renewal options. The Company has no current plans for any expansion of its facilities, but believes that increases in its internal product development efforts related to the PDIT and PDT product development projects and product marketing and manufacturing efforts for its PTM product may increase the Company's facility requirements.

ITEM 3.  LEGAL PROCEEDINGS

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ADDITIONAL ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their positions with the Company and principal occupations and experience are set forth below.

                                                                    Year in
                                                                    which he
                                                                    became an
Name                       Position(s)                     Age      Officer
----                       -----------                     ---      -------
Dr. H. Laurence Shaw       Chairman, President and Chief    51        1996
                           Executive Officer

Anil Singhal, Ph.D. (1)    Vice President-Research and      45        1997
                           Development

(1) Joined the Company on April 21, 1997.

    The officers of the Company hold office at the discretion of the Board of Directors of the Company. During Fiscal 1997, the officers of the Company devoted substantially all of their business time to the affairs of the Company, and they intend to do so during Fiscal 1998.

    From 1995 until joining the Company, Dr. Shaw served as Corporate Vice President Research & Development of C.R. Bard. Prior to that, from 1993-1995, Dr. Shaw served as Chief Executive Officer, President and Director of Atlantic Pharmaceuticals, Inc. and Chief Executive Officer of each of Atlantic's operating companies from their inception in 1993. From 1984-1993, he was Vice President, Medical and Regulatory Affairs and Advanced Research at Abbott Laboratories. Previously, from 1981-1984, he was a board member of Revlon Health Care, Ltd. (UK) and Director, Medical and Technical Affairs. At Revlon, he was responsible for pharmaceutical formulation and development, new business development and clinical research for Revlon's major research unit outside of the USA. Prior to Revlon, he served as International Medical Director for Meadox Medical Inc.; Medical Director for Merck in the U.K.; and as Associate Director for SmithKline Corporation. Dr. Shaw is a graduate of the University College Hospital Medical School, London, UK and has worked in clinical practice in the UK and in the USA. He is a Fellow of the Faculty of Pharmaceutical Medicine of the Royal College of Physicians, a Fellow of the American College of Clinical Pharmacology and a member of many professional associations.

    Anil Singhal, Ph.D., was President, BioNexus Pharmaceuticals 1994 to 1997. From 1986 to 1994 Dr. Singhal was Chief Operating Officer at The Biomembrane Institute. From 1979 to 1983, Dr. Singhal was Assistant Professor at Mt. Sinai School of Medicine. Dr. Singhal received his Ph.D. from the Wakemans Institute of Microbiology from Rutgers University, M. S. Degree from St. John's University and an MBA at the University of Washington. Dr. Singhal is the author of 40 published papers on oncology and inflammatory disorders.

                                       PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED MATTERS

The following presents the high and low closing prices and trading volumes for the periods indicated as reported by AMEX. The Company has never paid any cash dividends and does not contemplate the payment of cash dividends in the forseeable future.


                                                                     Year ended March 31, 1996
                                            ----------------------------------------------------------------------
                                                 First        Second           Third        Fourth            Year
-------------------------------------------------------------------------------------------------------------------
1996  Market price range of common stock
              High                          $     1.94     $    3.00      $     3.38     $    2.75      $     3.38
              Low                           $     1.25     $    1.38      $     1.25     $    1.38      $     1.25
     Shares traded                             487,300       970,900       1,075,000       899,800       3,433,000

-------------------------------------------------------------------------------------------------------------------

                                                                    Year ended March 31, 1997
                                            ----------------------------------------------------------------------
                                                 First        Second           Third        Fourth           Year
-------------------------------------------------------------------------------------------------------------------
1997  Market price range of common stock
              High                          $     3.69     $    2.50      $     2.06     $    1.75      $     3.69
              Low                           $     1.63     $    1.75      $     1.06     $    1.06      $     1.06
     Shares traded                           1,810,100       834,300       1,309,100       827,400       4,780,900

-------------------------------------------------------------------------------------------------------------------


XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 6. SUPPLEMTARY FINANCIAL INFORMATION



                                                                                                               Sept. 23,1983
                                                                       Years ended March 31,                  (inception) to
                                                           ---------------------------------------------------    March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1997        1996      1995      1994      1993           1997
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $275        $379    $1,201      $585      $536          $5,651
Product development costs                                   2,566       1,854     2,118     1,218       657          14,965
Net loss before convertible preferred stock dividends      (3,897)     (3,256)   (3,755)   (4,613)   (3,738)        (32,191)
Net loss applicable to common stockholders                 (5,063)     (3,256)   (3,755)   (4,613)   (3,738)        (33,356)
Net loss per share of common stock                          (0.62)      (0.52)    (0.74)    (1.10)    (1.01)


                                                                             As of March 31,
                                                           ---------------------------------------------------
                                                            1997        1996      1995      1994     1993
                                                           ---------------------------------------------------
Cash, cash equivalents, and
   short-term investments                                  $6,766      $1,698    $1,820    $4,504    $2,540
Total assets                                                7,234       2,174     2,305     5,168     3,668
Long-term liabilities                                          13          21        24        70       609
Stockholders' equity*                                       6,331       1,548     1,884     3,942     2,441

--------------------------------------------------------------------------------------------------------------
*NO DIVIDENDS HAVE BEEN PAID ON THE COMPANY'S COMMON STOCK. CONVERTIBLE PREFERRED STOCK DIVIDENDS ARE NON-CASH.
    SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1996                                                                       Year ended March 31, 1996
                                                       -----------------------------------------------------------------
                                                             First      Second         Third         Fourth        Year
------------------------------------------------------------------------------------------------------------------------
Total revenues                                            $94,901     $50,200     $201,755        $31,960      $378,816
Net loss                                                 (707,952)   (877,728)    (655,574)    (1,014,649)   (3,255,903)
Net loss per share of common stock                          (0.13)      (0.17)       (0.10)         (0.12)        (0.52)

------------------------------------------------------------------------------------------------------------------------

1997                                                                       Year ended March 31, 1997
                                                       -----------------------------------------------------------------
                                                              First     Second         Third         Fourth        Year
------------------------------------------------------------------------------------------------------------------------
Total revenues                                            $24,832     $31,098      $30,192       $189,058      $275,180
Net loss before convertible preferred stock dividends  (1,059,395)   (895,968)    (745,288)    (1,196,715)   (3,897,366)
Net loss applicable to common stockholders             (1,059,395)   (895,968)    (883,547)    (2,223,717)   (5,062,627)
Net loss per share of common stock                          (0.13)      (0.11)       (0.11)         (0.27)        (0.62)

------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS. Total revenue decreased by $104,000, or 27% to $275,000 in fiscal 1997 (the year ended March 31, 1997). The majority of the prior year revenues related to marketing rights granted to a U. S. soft drink company for the Company's Kephra technology. There were no comparable revenues in fiscal year 1997.

Sales of the Company's Periodontal Tissue Monitor ("PTM") product comprised the majority of product sales in fiscal year 1997. Product sales increased by $87,000 from the prior year. The prior year sales were comprised primarily of sales of Kephra materials to Coors Brewing Company. Product sales of $14,000 for Fiscal 1996 decreased by $603,000, or 98% over the prior year due to sales of the aforementioned Kephra materials. Marketing rights revenues for Fiscal 1997 decreased by $55,000, or 92%, to $5,000. Fiscal 1996 marketing rights revenue is attributable to rights related to a licensing agreement with a U.S. soft-drink company for the Company's Kephra technology. Fiscal 1995 revenues were from license fees related to the March 1994 agreement with Coors Brewing Company. Contract research revenue for fiscal 1997 decreased by $6,000 from the prior year. Fiscal 1997 revenues related to work performed under a joint venture agreement with an ophthalmic company for the use of the Company's photochromatic technology. In fiscal year 1996, contract research revenue decreased by $54,000 due to the completion of the Coors Brewing Company project, and in both years was comprised of research related to the Company's Kephra process.

Interest and other revenue for the current fiscal year increased by $19,000, or 17%, to $129,000 compared to fiscal year 1996. This increase was the result of more cash and short-term investments due to the completion of private equity financing during the year and a gain on the sale of assets. Interest and other revenue for fiscal year 1996 decreased by $26,000, or 19%, to $110,000 compared to fiscal year 1995. This decrease was the result of a decrease in the average balance of invested funds offset by a higher interest rate yield on invested Company funds.

Cost of product sales for the year ended March 31, 1997 decreased by $29,000 or 24% to $95,000. Such decrease was primarily related to the change in the nature of products sold. During the fiscal year ended March 31, 1996, cost of product sales decreased $295,000 or 70% from the prior year. Fiscal 1995 cost of product sales included costs related to sales to Coors Brewing Company; no such sales were made in fiscal 1995.

Product development costs for fiscal year 1997 increased substantially by $712,000 to $2,566,000 or 38% over the prior year. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: funding of product development expenses in accordance with the Agreement and Plan of Merger with BTI, the holder of certain technologies in the area of PDT for the treatment of cancer, and expenses related to the acquisition of PDIT technology for the treatment of cancer, expenses incurred in association with a related research agreement and expenses incurred related to in-house product development of the PDIT technology. No such costs were incurred in the prior year. The Company also incurred costs in fiscal year 1997 relating to the filing of a Premarket Application in September 1996 for the Company's PTM product. Product development costs for fiscal 1996 decreased $264,000 or 12%, to $1,854,000. This decrease is the result of the cessation of certain projects offset by an increase in costs associated with U.S. clinical trials of the PTM kit.

In fiscal year 1997, general and administrative costs decreased by $102,000 over the prior year or 8% to $1,156,000. The decrease is due to continued cost reduction measures implemented in the prior year, which includes reduced staffing costs and insurance expense, offset by higher professional fees. During the fiscal year ended March 31, 1996, general and administrative costs decreased $313,000 or 20%, to $1,258,000 from the prior year. This decrease is a result of cost savings measures implemented in March 1995 which included reduced staffing and a reduction in other administrative costs.

For the year ended March 31, 1997 business development and marketing expenses were $291,000, a decline of $82,000 or $22%. The decline is due to lower consultant and travel expenses offset by higher salary and benefit costs. Business development and marketing costs for fiscal 1996 decreased $418,000 or 53%, to $372,000 versus $790,000 in fiscal 1995. Fiscal 1995 amounts include costs incurred related to gaining approval of the PTM in the Peoples Republic of China and sales commissions incurred relating to the agreement with Coors Brewing Company discussed above. No such costs were incurred in fiscal 1996.

Interest and other expenses increased to $66,000 for fiscal year 1997, an increase of $39,000. The Company required a bridge loan prior to completion of its private equity financing in March 1997. Interest expense incurred on the loan accounted for the increase. Interest and other expense in fiscal 1996 totaled $26,000, a $32,000 decrease from the prior year.

Net loss before convertible preferred stock dividends was $3,897,000 for the year ended March 31, 1997 an increase of $641,000 over the prior year. The increased loss during the current fiscal year was primarily due to increased product development expenses discussed above. The fiscal 1996 net loss decreased by $499,000 from fiscal 1995, or 13%, to $3,256,000. This decrease is attributable to a reduction of expenditures in all major classifications for the fiscal year, partially offset by the fact that revenues from Kephra recognized in fiscal 1995 were not repeated in fiscal 1996.

Net loss applicable to common stockholders was $5,063,000 for the current fiscal year. A non-cash convertible preferred stock dividend was recorded during the current fiscal year in conjunction with a private equity financing completed during the year, more fully described in Note 2 to the consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY.   As of March 31, 1997, cash, cash equivalents,
and short-term investments increased by $5,068,000 to $6,766,000, compared to March 31, 1996, and working capital increased by $4,873,000. This increase is attributable to net proceeds of $8,542,000 from a private equity financing completed in March 1997, offset by the net cash used in operations for fiscal year 1997. Total assets increased by $5,060,000, primarily due to the increase in cash, cash equivalents, and short-term investments described above. Stockholders' equity increased by $4,783,000 primarily as a result of the aforementioned private equity sale proceeds, less the net operating loss for the year.

Since inception, the Company, has experienced negative cash flow from operations, and the Company considers it prudent to anticipate the negative cash flow from operations will continue until such time as sales of its products under development commence. However, the Company's financial resources are anticipated to be adequate, based on the assumption that no significant revenues are generated through March 1998, and possibly beyond that date, based on a continuation of the pattern of expenses which prevailed during fiscal 1997. Unanticipated expenses or the expenses associated with the items discussed below could, however, shorten that period.

In March 1996 the Company completed a 12-month U.S. clinical trial of PTM at three universities. The Company has compiled and analyzed the data generated from the clinical studies. In September 1996 the Company submitted a premarket approval application ("PMA") to the Food and Drug Administration ("FDA). The Company has received approval from the FDA to begin commercial sales and distribution in the United States for its PTM product. The completion of the clinical studies and FDA approval have resulted in the reduction or elimination of certain product development expenses.

In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. The Company shipped the initial order to Hawe-Neos for $76,000 in March 1997. In January 1995 the Company entered into an agreement with Shofu, Inc. for distribution of the PTM in Japan. Shofu is currently conducting Japanese clinical trials of the PTM. As noted above, the Company received approval from the FDA for its PTM product. The Company also signed a letter of intent with Steri-Oss, a leading dental implant company, for the exclusive five-year distribution of PTM in North America and other countries, excluding Europe and Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance the Company will complete any new distribution agreements, or that any of its marketing partners will order the PTM products in significant quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the PDIT treatment of cancer. The Company incurred $322,000 in product development expenses during fiscal year 1997 and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement as amended, the Company is currently funding substantially all expenses of BTI, which consist primarily of product development expenses, and expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI.

The Company has never paid a cash dividend and does not contemplate the payment of cash dividends in the foreseeable future.

IMPACT OF INFLATION. The impact of inflation on the operations of the Company during fiscal 1997, 1996 and 1995 was not material.

           XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                    PAGE

Independent Auditors' Report (Deloitte & Touche LLP). . . . . . . . .  19

Consolidated Balance Sheets as of March 31, 1997 and 1996 . . . . . .  20

Consolidated Statements of Operations for the years ended
  March 31, 1997, March 31, 1996, March 31, 1995 and
  September 23, 1983 (inception) to March 31, 1997. . . . . . . . . .  21

Consolidated Statements of Stockholders' Equity from
  September 23, 1983 (inception), to March 31, 1997. . . . . . . . . . 22

Consolidated Statements of Cash Flow for the years ended
  March 31, 1997, March 31, 1996, March 31, 1995 and
  September 23, 1983 (inception) to March 31, 1997. . . . . . . . . .  24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 25

INDEPENDENT AUDITORS' REPORT

Xytronyx, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Xytronyx, Inc. and Subsidiaries (collectively, the "Company", a development stage enterprise) as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997 and the period from September 23, 1983 (date of incorporation of Xytronyx, Inc.) to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Xytronyx, Inc. and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, and for the period from September 23, 1983 (date of incorporation of Xytronyx, Inc.) to March 31, 1997 in conformity with generally accepted accounting principles.

The Company is in the development stage as of March 31, 1997.  As discussed in
Note 1 to the consolidated financial statements, the Company's activities since inception have been directed primarily toward the development and commercialization of products based on biotechnological research.



San Diego, California
May 2, 1997 (June 23, 1997 as to Note 8)

CONSOLIDATED BALANCE SHEETS
XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

                                                       As of March 31,
                                            ---------------------------------
                                                      1997           1996
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $1,784,599      $409,651
Short-term investments                                4,981,435     1,288,106
Accounts receivable, net                                 99,066         2,668
Inventory                                                41,677        40,907
Prepaid expenses                                         87,311        95,945
--------------------------------------------------------------------------------
   Total current assets                               6,994,088     1,837,277

Property and equipment, net                              82,563       135,234
Patent costs, net                                       157,597       190,159
Other assets                                                  -        11,798
--------------------------------------------------------------------------------
TOTAL ASSETS                                         $7,234,248    $2,174,468
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $723,523      $214,310
Accrued expenses                                        161,574       378,927
Current portion of capitalized leases                     4,670        12,512
--------------------------------------------------------------------------------
   Total current liabilities                            889,767       605,749
--------------------------------------------------------------------------------

Other liabilities                                        13,072        20,670
--------------------------------------------------------------------------------


Commitments and contingencies  (Note 4)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value,
  300,000 shares authorized 50,001.5 issued
  and outstanding at March 31, 1997 (liquidating
  preference  $13,000,390)                            1,250,038             -
Common stock, $.02 par value,  30,000,000
  shares authorized; 8,151,029 and 8,051,029
  shares issued and outstanding at March 31,
  1997 and 1996, respectively                           163,021       161,021
Capital in excess of par value                       38,274,539    29,680,590
Deficit accumulated during the development stage    (33,356,189)  (28,293,562)
--------------------------------------------------------------------------------
   Total stockholders' equity                         6,331,409     1,548,049
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,234,248    $2,174,468
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)





                                              Years ended March 31,           September 23, 1983
                                   ----------------------------------------     (inception) to
                                        1997           1996         1995        March 31, 1997
-------------------------------------------------------------------------------------------------
REVENUES
   Product sales                     $100,485        $13,657       $616,200       $1,950,231
   License fees and royalties           1,207        150,000        330,000          481,207
   Contract research                   39,172         45,000         99,151          268,063
   Marketing rights                     5,000         60,000         20,000        1,311,500
   Interest and other                 129,316        110,159        135,804        1,640,113
-------------------------------------------------------------------------------------------------
Total revenues                        275,180        378,816      1,201,155        5,651,114
-------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of product sales               95,200        124,530        419,032        2,997,935
   Product development              2,565,664      1,853,899      2,118,247       14,964,528
   General and administrative       1,155,515      1,257,722      1,570,768       15,765,498
   Business development
     and marketing                    290,603        372,316        790,233        3,558,286
   Interest and other                  65,564         26,252         57,843          555,795
-------------------------------------------------------------------------------------------------
Total costs and expenses            4,172,546      3,634,719      4,956,123       37,842,042
-------------------------------------------------------------------------------------------------

Net loss before convertible
   preferred stock dividends       (3,897,366)    (3,255,903)    (3,754,968)     (32,190,928)

Convertible preferred stock
   dividends                        1,165,261              -              -        1,165,261
-------------------------------------------------------------------------------------------------

Net loss applicable to
   common stockholders            $(5,062,627)   $(3,255,903)   $(3,754,968)    $(33,356,189)
-------------------------------------------------------------------------------------------------

Net loss per share
   of common stock                     ($0.62)        ($0.52)        ($0.74)
----------------------------------------------------------------------------

Weighted average common
   stock outstanding                8,115,139      6,222,832      5,106,454
----------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                      Deficit
                                          Preferred Stock        Common Stock                       Accumulated
                                        -------------------------------------          Capital      During the     Treasury Stock
                                                                                      in Excess     Development    --------------
                                         Shares  Par Value    Shares     Par Value   of Par Value      Stage       Shares   Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 23, 1983             -      $  -         -          $  -        $   -          $  -            -       $  -
Original issuance of common stock:
   October 1983 at $.02 per share                              597,500     11,950
   October 1983 at $2.00 per share                              55,000      1,100       108,900
Issuance for cash, January 1984
   at $4.00 per share                                          383,625      7,672     1,325,817
Net loss                                                                                              (137,937)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1984                 -         -        1,036,125     20,722     1,434,717       (137,937)     -          -
Purchase of treasury stock                                                                                         (13,333)   (267)
Adjustment to capital in excess
   of par value                                                                           5,600
Net loss                                                                                              (692,070)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1985                 -         -        1,036,125     20,722     1,440,317       (830,007)    (13,333)   (267)
Purchase of treasury stock                                                                                          (4,167)    (83)
Initial public offering, October 1985
   at $6.00 per share                                          500,000     10,000     2,392,536
Net loss                                                                                              (994,767)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1986                 -         -        1,536,125     30,722     3,832,853     (1,824,774)    (17,500)   (350)
Purchase of treasury stock                                                                                                      (5)
Preferred stock subscribed:
   Series A                               6,000    150,000                              450,000
Net loss                                                                                            (1,445,191)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1987                 6,000    150,000   1,536,125     30,722     4,282,853     (3,269,965)    (17,500)   (355)
Issuance of 8.5% convertible
   subordinated notes warrants                                                           62,500
Retirement of treasury stock                                   (17,500)      (350)           (5)                    17,500     355
Preferred stock subscribed/(returned):
   Series A                              (3,000)   (75,000)                            (225,000)
   Series B                               1,600     40,000                              120,000
Net loss                                                                                            (1,327,934)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1988                 4,600    115,000   1,518,625     30,372     4,240,348     (4,597,899)     -          -
Conversion of 8.5% convertible
   subordinated notes                                           39,999        800       249,193
Consultant's compensation                                        1,073         22         6,524
Preferred stock subscribed/(converted):
   Series A                              (3,000)   (75,000)     35,002        700        74,296
   Series B                              27,180    679,500                            1,556,444
Dividends accrued - Series B                                                           (221,955)
Net loss                                                                                            (1,553,240)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1989                28,780    719,500   1,594,699     31,894     5,904,850     (6,151,139)     -          -
Private placement, November 1989
   at $8.00 per share                                           75,000      1,500       538,500
Exercise of common stock options                                 3,500         70        13,930
Preferred stock subscribed/(converted):
   Series B                             (28,780)  (719,500)    719,500     14,390       705,111
Dividends accrued - Series B                                                           (141,158)
Reverse accrued dividends - Series B                                                    363,113
Exercise of Series B warrants                                  463,088      9,262     1,611,546
Exercise of other warrants                                       2,000         40        14,360
Net loss                                                                                            (1,512,343)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1990                 -         -        2,857,787     57,156     9,010,252     (7,663,482)     -          -

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
XYTRONYX, INC. AND SUBSIDIARIES(A DEVELOPMENT STAGE ENTERPRISE)



                                                                                                      Deficit
                                          Preferred Stock        Common Stock                       Accumulated
                                        -------------------------------------          Capital      During the     Treasury Stock
                                                                                      in Excess     Development    --------------
                                         Shares  Par Value    Shares     Par Value   of Par Value      Stage       Shares   Amount
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                 7,100        142        28,258
Exercise of other warrants                                      98,000      1,960       743,640
Consultant's compensation                                          338          7         2,894
Private placement, October 1990
 at $12.00 per share                                           257,500      5,150     2,765,446
Net loss                                                                                            (2,111,267)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1991                -       -           3,220,725     64,415    12,550,490     (9,774,749)          -       -
Exercise of common stock options                                10,950        218        40,932
Exercise of other warrants                                      10,000        200       104,800
Private placement, April 1991
 at $17.50 per share                                           214,188      4,284     3,433,816
Net loss                                                                                            (3,156,803)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1992                -       -           3,455,863     69,117    16,130,038    (12,931,552)          -       -
Exercise of common stock options                                 4,300         86        16,139
Private placement, May 1992
 at $11.625 per share                                          277,100      5,542     2,889,461
Net loss                                                                                            (3,738,097)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993                -       -           3,737,263     74,745    19,035,638    (16,669,649)          -       -
Exercise of common stock options                                70,227      1,405       292,406
Common stock retired as payment
 for common stock options exercised                            (12,903)      (258)      (99,740)
Grant of stock option below fair
 market value                                                                           468,750
Private placements:
   July 1993 at $5.50 per share                                317,093      6,342     1,531,879
   December 1993 at average of $6.12
    per share                                                  427,275      8,546     2,386,770
   January 1994 at average of $6.24
    per share                                                  222,100      4,442     1,259,545
   March 1994 at $5.30 per share                                51,000      1,020       244,088
Common stock issued in payment of
 offering expenses                                                 974         19         8,868
Net loss                                                                                            (4,613,042)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                -       -           4,813,029     96,261    25,128,204    (21,282,691)          -       -
Private placements:
    April 1994 at $4.00 per share                              100,000      2,000       378,000
    August 1994 at $4.485 per share                            100,000      2,000       423,575
    September 1994 at $3.80 per share                          250,000      5,000       886,428
Net loss                                                                                            (3,754,968)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                -       -           5,263,029    105,261    26,816,207    (25,037,659)          -       -
Private placements:
    November 1995 at $1.25 per share                         2,788,000     55,760     2,864,383
Net loss                                                                                            (3,255,903)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                    8,051,029    161,021    29,680,590    (28,293,562)          -       -
Private placement of convertible
 preferred stock                       50,001.5 $1,250,038                            7,291,688
Warrants exercised                                             100,000      2,000        92,000
Issuance of warrants for services                                                        45,000
Convertible preferred stock dividend                                                  1,165,261     (1,165,261)
Net loss                                                                                            (3,897,366)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997              50,001.5 $1,250,038   8,151,029   $163,021   $38,274,539   ($33,356,189)          -       -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOW
XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)



                                                                      Years ended March 31,               September 23, 1983
                                                         --------------------------------------------       (inception) to
                                                               1997          1996            1995           March 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss before convertible preferred
   stock dividends                                         ($3,897,366)   ($3,255,903)   ($3,754,968)       ($32,190,928)
Adjustments to reconcile net loss before convertible
preferred stock dividends to net cash used by
operating activities:
   Depreciation and amortization                               109,731        123,427        171,135           1,583,744
   Non-cash compensation expense upon issuance
      of common stock, stock options and warrants               45,000              -              -             520,296
   Net book value of asset disposals                            17,064          5,506          8,783             165,316
   Option income from retirement of stock
      or amounts previously advanced by customer                     -              -              -            (400,000)
   Changes in assets and liabilities:
      Accounts receivable                                      (96,398)         6,405        219,505             (99,067)
      Inventory                                                   (770)         7,060        (38,890)            (41,680)
      Prepaid expenses and other assets                          8,634          3,349        (35,744)            (98,286)
      Accounts payable                                         509,214         (2,505)       (37,937)            723,523
      Accrued expenses                                        (217,353)       263,486       (216,845)             17,551
      Customer advances                                              -        (30,888)       (11,012)            140,863
      Other liabilities                                         (7,842)       (11,895)       (11,895)             (4,866)
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                    (3,530,086)    (2,891,958)    (3,707,868)        (29,683,534)
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of short-term investments                         (4,981,435)    (1,288,106)      (992,326)        (10,461,867)
Maturities of short-term investments                         1,288,106        992,326      3,200,000           5,480,432
Capital expenditures                                            (9,764)       (51,596)       (33,399)           (831,427)
Patent costs                                                   (31,799)       (61,823)      (112,027)           (912,427)
Other                                                            8,825              -              -               7,829
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      investing activities                                  (3,726,067)      (409,199)     2,062,248          (6,717,460)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of notes payable                                      524,467        325,426        318,172           2,183,868
Repayment of notes payable                                    (524,467)      (325,426)      (318,172)         (1,965,124)
Repayment of capital lease obligations                          (4,625)       (37,087)       (27,641)           (179,607)
Long-term customer advances                                          -              -       (500,000)            100,000
Issuance of common and convertible
   preferred stock                                           8,635,726      2,920,143      1,697,003          37,983,956
Issuance of stock warrants                                           -              -              -              62,500
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                 8,631,101      2,883,056      1,169,362          38,185,593
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                                      1,374,948       (418,101)      (476,258)          1,784,599
Cash and cash equivalents at beginning of period               409,651        827,752      1,304,010                   -
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $1,784,599       $409,651       $827,752          $1,784,599
-----------------------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                         $36,210        $18,804       $143,909            $495,060
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XYTRONYX, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Xytronyx, Inc., and its wholly owned subsidiaries, Perio Test, Inc. and XYX Acquisition Corp. (collectively, the "Company"). The Company was incorporated under the laws of the State of Delaware on September 23, 1983. For the period of inception to date, the Company's activities have been directed primarily toward the development and commercialization of products based on biotechnological research.

PRINCIPLES OF CONSOLIDATION - All significant intercompany balances and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE - The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7"). Among the disclosures required by FAS 7 are that the Company's financial statements be identified as those of a development stage enterprise, and that the consolidated statements of operations, stockholders's equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH EQUIVALENTS - Cash equivalents consist of money market instruments purchased with an original maturity of three months or less.

SHORT-TERM INVESTMENTS - Short term investments represent marketable debt securities, which are stated at amortized cost, which approximates market value. While the Company's intent is to hold debt securities to maturity, they are classified as available for sale because the sale of such securities may be required prior to maturity. Unrealized holding gains or losses have not been material. At March 31, 1997, the balance of short-term investments is comprised of a U. S. Treasury security, which matures in one year.

ACCOUNTS RECEIVABLE, NET - Sales of products to customers, net of allowances for doubtful accounts.

INVENTORY - Inventory, which consists principally of raw materials and work in process, is valued at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT - Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the related assets, which are principally five and ten years. Property and equipment are summarized as follows:

                                               March 31
                                          1997           1996
                                          ----           ----
     Laboratory equipment               $357,139       $602,613
     Office furniture and equipment      157,966        169,627
     Leasehold improvements                3,799         29,186
                                        --------       --------
     Total property and equipment        518,904        801,426
     Less accumulated
       depreciation and amortization    (436,341)      (666,192)
                                        --------       --------
     Total                              $ 82,563       $135,234
                                        --------       --------
                                        --------       --------

PATENT COSTS - Legal expenses incurred in connection with applications for patents on research and development projects are capitalized. The costs are amortized using the straight-line method over five years. Patent costs which have no further economic value are written off in the period in which such diminution in value occurs. Patent costs are net of accumulated amortization of $360,969 and $296,628 at March 31, 1997 and 1996, respectively.

LONG-LIVED ASSETS - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company annually evaluates the recoverability of its long-lived assets based on the estimated future undiscounted cash flows. Adoption of SFAS No. 121 had no material effect on the Company's financial statements.

ACCRUED EXPENSES - Accrued expenses consist of the following:

                                                March 31
                                           1997          1996
                                           ----          ----
     Accrued compensation                $ 25,185      $ 67,925
     Accrued clinical trial expenses      133,438       306,674
     Other                                  2,951         4,328
                                         --------      --------
     Total                               $161,574      $378,927
                                         --------      --------
                                         --------      --------

REVENUE RECOGNITION - Product sales revenue is generally recognized at the time of product shipment. License fees and royalties, contract research, and marketing rights income are all recognized as earned in accordance with their respective agreements. Payments received in advance of shipments or prior to the completion of the earnings process are recorded as deferred revenue.

LOSS PER SHARE OF COMMON STOCK - Loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have not been included as they are antidilutive.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Dilutive EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as fully Diluted EPS illustrated in Accounting Principals Board ("APB") Opinion No. 15 "EARNINGS PER SHARE".

The Company will be required to adopt the new method of reporting EPS during fiscal year 1998. Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect net loss per share in materially the same manner as currently reported.

STOCK-BASED COMPENSATION - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which was effective for the Company beginning April 1, 1996. SFAS 123 requires expanded disclosure for stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue the application of APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net loss and net loss per share. See Note 2.

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts and short-term investments, primarily in U. S. Treasury securities. The Company has not experienced any significant losses on its cash accounts or short-term investments.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's carrying amounts of its financial assets and liabilities approximate their fair value due to the short-term nature of the assets and liabilities.

MAJOR CUSTOMERS - Export sales, which accounted for 81% of product sales for the year ended March 31, 1997, were primarily to one customer in Europe. Export sales, all of which were to Japan, accounted for 51% of product sales in fiscal year 1996. Product sales for fiscal year 1995 were virtually all to domestic customers. One customer accounted for 75% of product sales for the year ended March 31, 1997. Three customers individually accounted for 21%, 26% and 46%, respectively, of fiscal year 1996 product sales. One customer accounted for 93% of product sales for fiscal year 1995.

SUPPLEMENTAL CASH FLOW INFORMATION - The Company had the following noncash financing and investing activities for the period September 23, 1983 (inception) through March 31, 1997: Common Stock issued upon the conversion of $720,000 of Series B preferred stock during fiscal year 1990; Common stock issued upon the conversion of long-term debt in the amount of $250,000 in fiscal year 1996; option income of $100,000 recognized from an amount previously classified as a customer advance during fiscal year 1996; capital lease obligations incurred totaling $200,000, of which $24,000 was incurred in fiscal year 1996, and; non-cash convertible preferred stock dividends of $1,165,000 in fiscal year 1997 (See Note 2).

2.   STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS OF EQUITY SECURITIES - In fiscal year 1997, the Company completed a private equity financing ("1997 Private Placement") in two stages with the initial closing completed on December 19, 1996 (the "Initial Closing") and the final closing completed on March 7, 1997 (the "Final Closing") in which it raised $10,000,000 (net proceeds to the Company of $8,542,000) through the sale of 100 Premium Preferred Units ("Unit") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent, Paramount Capital Inc. ("Paramount"), who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $900,000 and a non-accountable expense allowance of $410,753. The Company will also pay a commission to Paramount of 6% of the gross proceeds received upon any exercise of the warrants. Additionally, in connection with the 1997 Private Placement and in connection with its provision of financial advisory services to the Company, Paramount received a Unit Purchase Option and an Advisory Option (the "Options") which, in the aggregate, entitled Paramount to purchase 25 Units at an exercise price equal to 110% of the per unit price paid by investors in the 1997 Private Placement. Accordingly, the Options would entitle the holders thereof, upon exercise, to receive (i) 12,500 shares of Preferred Stock, convertible into 2,604,245 shares of Common Stock, and (ii) Warrants to purchase 1,250,038 shares of Common Stock. Each share of Preferred Stock may be converted at the option of the holder into 208.33333 shares of Common Stock or $0.96 per share of Common Stock which for the Initial Closing is a 23% discount from the closing market price on December 19, 1996 and a 36% discount for the Final Closing from the closing price on March 7, 1997. In addition, the conversion price is subject to further adjustment on March 7, 1998, if the average closing bid price of the common stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until March 7, 2007. The securities sold in the 1997 Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has filed a registration statement with respect to resale of certain of the securities to be offered. The Company also agreed with the investors in the 1997 Private Placement that it would use its best efforts to increase the authorized Common Stock of the Company to 100,000,000 shares within 90 days after the Final Closing, but in any event no later than 270 days after such date. If after 270 days from the Final Closing, the Company has failed to authorize sufficient shares, the Company agreed that each of the investors in the 1997 Private Placement is entitled at the investor's option to require the Company to repurchase such investor's shares of Preferred Stock for $200.00 per share. Holders of the Preferred Stock will be entitled to receive dividends, when and if declared by the Board of Directors. The Company does not intend to pay cash dividends on the Preferred Stock or the underlying Common Stock for the foreseeable future. Liquidating rights for preferred stockholders are $260.00 per share plus accrued, but unpaid dividends.

As mentioned above, the subscribers to the Private Placement purchased the Units at a discount from the closing prices of the Company's common stock on December 19, 1996 and March 7, 1997. The resulting discount of $4,754,000 is considered a non-cash dividend and will be recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock is eligible for conversion into Common Stock. During the year ended March 31, 1997 the Company recognized a non-cash dividend to Preferred Stockholders of $1,165,000. All of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock is registered with the Securities and Exchange Commission. When the registration statement becomes effective, 25% of the securities become unlocked and 25% become unlocked in each 90 day interval following the effective date of the registration statement.

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

During November 1995 the Company completed a private placement of 34.85 units at $100,000 per unit to "accredited" investors as defined by federal securities regulations. Each unit was comprised of 80,000 shares of the Company's common stock and 100,000 warrants to purchase one share of common stock per warrant at an exercise price of $1.00 per share for a period of ten years. The Company received net proceeds of $2,920,143 after issuance costs of $564,857. Included among the issuance costs was the payment of $313,650 in commissions and a non-accountable expense allowance of $139,400 to Paramount. The Company will also pay a commission to Paramount of 6% of the gross proceeds received upon any exercise of the warrants. Additionally, Paramount received 4.35625 unit purchase warrants at an exercise price equal to 110% of the price per unit paid by the investors in the private placement, to purchase up to 784,125 shares of common stock.

WARRANTS - At March 31, 1997, Class A warrants to purchase 13,427,158 shares of the Company's Common Stock at a weighted average exercise price of $1.11 per share were outstanding and expire at various dates through March 7, 2007. Of these warrants, 8,385,150 warrants with an exercise price of $1.00 are subject to redemption by the Company at $0.10 per warrant on 60 days prior written notice if the market price for the Company's Common Stock exceeds $6.00 for a 20-day period ending three days prior to redemption. The Company may redeem the warrants if the market price of the Company's Common Stock for the 20-day period exceeds $4.00 per share.

In May 1996, the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which the Company acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy-TM- ("PDIT-TM-") treatment for cancer (See Note 4). Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $50,000 and must pay a minimum royalty of $50,000 per year. The value of the warrant was based upon the negotiated terms of the agreement. The first year royalty is payable in two stages, 1) $25,000 due upon execution of the agreement and 2) $25,000 due upon submission of an Investigational New Drug ("IND") application to the U. S. Food and Drug Administration ("FDA"). The value of the warrants will be recognized as an expense in similar stages and amounts. During the year ended March 31, 1997, the Company recorded $50,000 in product development expense related to the agreement which included a $25,000 royalty payment and $25,000 related to the issuance of warrants.

In September 1996, the Company entered into a line of credit agreement with two of its stockholders under which the Company may borrow up to $500,000. The agreement called for interest at the rate of 12% per annum. In connection with the line of credit agreement, the Company granted the two stockholders five-year warrants to purchase a total of 150,000 shares of the Company's common stock at an exercise price of $0.96. The warrants, which expire in October 2001, are valued at $20,000, which was recorded as interest during the period the facility was outstanding. The fair market value of the warrants was determined based upon rates for lines of credit with similar terms available to the Company at the date of grant.

As described in Note 4, a stipulated settlement agreement was completed in June 1994 under which the Company issued Class B warrants to purchase 309,734 shares of common stock at an exercise price of $22.00 per share, exercisable for a period of five years from date of issuance. The Class B warrants expire in August 2001. The settlement warrants were issued on August 11, 1996 and had no material impact on the Company's results of operations, financial condition or cash flows.

STOCKHOLDERS' RIGHTS PLAN - In April 1991, the Company's Board of Directors adopted a stockholders' rights plan. The plan provides for the distribution of preferred stock purchase rights to common stockholders which separate from the common stock ten business days following: (a) an announcement of an acquisition by a person or group ("Acquiring Party") of 15% or more of the outstanding common shares of the Company, (b) the commencement of a tender offer or exchange offer for 15% or more of the common shares, or (c) a merger or asset sale as defined in the agreement. Under the agreement, certain related parties are not considered to be an Acquiring Party. In addition, the plan was amended in November 1995 to allow Paramount (and its affiliates) associated with the November 1995 private placement to acquire up to 30% of the outstanding common shares of the Company without being characterized as an Acquiring Party and was additionally amended on December 17, 1996 to provide that Paramount
(and its affiliates) would not be considered an Acquiring Party under the plan. One right attached to each share of common stock outstanding as of April 15, 1991 and attaches to all shares issued thereafter. Each right entitles the holder to purchase one one-hundredth of one share of Series R junior participating cumulative preferred stock, par value $25.00 per share ("unit of preferred stock"), at an exercise price of $120 per unit of preferred stock. The units of preferred stock are non re-deemable, voting and are entitled to certain preferential dividend and liquidation rights. The exercise price and the number of units of preferred stock issuable are subject to adjustment to prevent dilution.

If, after the rights have been distributed, the Company is a party to a business combination or other specifically defined transaction, each right (other than those held by the Acquiring Party) will entitle the holder to receive, upon exercise, units of preferred stock or shares of common stock of the surviving company with a value equal to two times the exercise price of the right. Alternatively, a majority of the independent Directors of the Company may direct the Company to exchange all of the then outstanding rights for common stock at an exchange ratio of one common share per right. The rights expire April 15, 2001 and are redeemable (at the option of a majority of the independent Directors of the Company) at $.01 per right at any time until the tenth day following an announcement of the acquisition of 15% or more of the Company's Common Stock.

COMMON STOCK OPTIONS - The Company is authorized to issue options on up to 7,027,400 common shares to directors, consultants and key employees under various stock option plans or by direct grant by the Company's Board of Directors. Incentive stock and non-qualified stock options are granted at prices not less than the fair market value at the date of grant. There have been no options granted below fair market value at the date of grant during fiscal years 1997, 1996 and 1995. The options become exercisable in various increments over two through five years. Options expire if not exercised within 5-10 years from the date of grant.

The following table summarizes stock option activity for the fiscal years ended March 31, 1995, 1996 and 1997:

                                       Number     Weighted Average
                                     of Shares     Exercise Price
                                     ---------    ----------------
   Outstanding March 31, 1994         638,353         $11.51
      Granted                         435,000         $ 5.18
      Exercised                             -              -
      Canceled                        (21,713)        $12.72
                                      -------
   Outstanding March 31, 1995       1,051,640         $ 8.87
      Granted                         182,000         $ 2.21
      Exercised                             -              -
      Canceled                       (320,340)        $11.51
                                     --------
   Outstanding March 31, 1996         913,300         $ 6.59
      Granted                       1,054,000         $ 1.15
      Exercised                             -              -
      Canceled                       (257,300)        $ 5.10
                                     --------
   Outstanding March 31, 1997       1,710,000         $ 3.08
                                    ---------
                                    ---------


As of March 31, 1997, 5,317,400 shares remained available for grant under all plans. At March 31, 1997, options for 489,725 shares of common stock were exercisable and the remaining 1,220,275 become exercisable through 2000. At March 31, 1996, options for 479,900 common shares were exercisable at a weighted average exercise price of $6.59.

As discussed in Note 1, the Company has adopted the disclosure only provisions of SFAS 123 and continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related interpretations. Accordingly, no compensation expense has been recognized during fiscal years 1997, 1996 and 1995 for employee stock option and purchase plan arrangements.

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected life of options. A change in those assumptions could result in a significant change in the calculated values. Pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in fiscal 1996 and 1997 are presented below.

If the computed fair values of the fiscal year 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, the proforma effect would have been an increase to compensation expense and net loss of $113,000 or ($.01) per share for the year ended March 31, 1997 and $40,000 or ($.01) per share for the year ended March 31, 1996. The proforma effect on net loss for fiscal years 1997 and 1996 is not representative of the proforma effect on net income or loss in future years because it does not take into consideration proforma compensation expense related to grants awarded prior to April 1, 1995.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1997:

                                OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                -------------------      -------------------


                               WEIGHTED
                                AVERAGE      WEIGHTED                 WEIGHTED
  RANGE OF                     REMAINING      AVERAGE                 AVERAGE
  EXERCISE        NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
   PRICES       OF SHARES      LIFE (YRS)     PRICE    EXERCISABLE      PRICE
------------    ---------     -----------    --------  -----------    --------
 $1.13-$1.75    1,064,000         9.7         $1.15      134,325        $1.14
   2.25-4.25      348,000         3.7          2.53       87,600        2.81
  5.13-22.00      298,000         3.2         10.58      267,800        10.90
                  -------                                -------
$1.13-$22.00    1,710,000         7.4         $3.08      489,725        $6.78
                ---------                                -------
                ---------                                -------

The weighted average fair value of options granted during 1997 and 1996 was estimated at $0.57 and $1.42 respectively. The Company's calculations were made using the Black Scholes option pricing model recognizing forfeitures as the occur with the following weighted average assumptions:

                                        1997           1996
                                        ----           ----
Expected Life                           2.6            4.0
Interest Rate                           6.0%           6.0%
Volatility                               75%            84%
Dividend Yield                            0%             0%


3.   DISTRIBUTION AND MARKETING AGREEMENTS

In May 1996, the Company entered into a distribution agreement with a European dental company for it to become the exclusive European distributor for the Company's Periodontal Tissue Monitor ("the PTM") product. The Company made an initial shipment to the distributor and recorded revenue of $76,000 during the year ended March 31, 1997.

During the year ended March 31, 1996 the Company entered into two agreements under which it granted exclusive rights relating to its Kephra-TM- photochromic technology. One agreement relates to the exclusive use of Kephra in the U.S. and Canadian soft-drink markets expires in June 1997, unless renewed for an additional eighteen months with a minimum royalty payment. The second relates to the exclusive worldwide use of Kephra in the production of watches and expires in July 1997.

In January 1996 the Company entered into an agreement under which it licensed its Sun Alert technology for exclusive worldwide use. The Sun Alert license is renewable each year with a minimum royalty payment.

4.   COMMITMENTS AND CONTINGENCIES

TECHNOLOGY LICENSE AGREEMENTS - The Company has entered into agreements relating to certain technologies which obligate the Company to pay royalties based on any sales of products incorporating such technologies and upon achievement of certain other milestones. In 1984 the Company entered into an agreement with the Board of Trustees of the University of Illinois ("U of I") which granted the Company an exclusive license to certain technologies used in the PTM product and requires the Company to pay a royalty, subject to reduction under certain circumstances, to U of I equal to 5% of any sales of PTM. In addition, in May 1996 the Company entered into an agreement with WHO under which it acquired an exclusive worldwide license to PDIT treatment for cancer. The agreement requires the Company to pay WHO a royalty ranging from 8% to 10% on any sales of products using the licensed technology, or from the sale of marketing rights associated with the technology. The Company also entered into a research agreement for one year, plus renewal options, with WHO. During fiscal year 1997, the Company spent $322,000 under this agreement.

LEASES - The capitalized cost and accumulated depreciation of property under capital lease obligations included in property and equipment is as follows:

                                                           March 31
                                                         1997     1996
                                                         ----     ----
     Laboratory equipment                                    -   $135,156
     Office furniture and equipment                    $23,918     23,918
     Less accumulated depreciation                      (6,176)  (137,548)
                                                        ------   --------
     Net property under capital lease obligations      $17,742   $ 21,526
                                                        ------     ------
                                                        ------     ------


Future minimum lease commitments and rental payments are summarized as follows for the year ending March 31:

                                        Capital   Operating
                                        Leases      Lease
                                        ------      -----
     1998                               $ 5,640    $27,467
     1999                                 5,640    -------
     2000                                 5,640    -------
     2001                                 2,820
     2002                                     -
                                        -------
                                         19,740
     Less imputed interest               (1,998)
                                        -------
     Present value of minimum future
      lease payments                    $17,742
                                        -------
                                        -------

At March 31, 1997, the Company occupied approximately 3,400 square feet of office and laboratory space in San Diego, California under a sub-lease which expires in February 1998. The sub-lease has two one-year renewal options. Total rent expense for the fiscal years ended March 31, 1997, 1996 and 1995, and the period September 23, 1983 to March 31, 1997 was $136,831, $132,766, $144,279 and
$1,514,011, respectively.

EMPLOYMENT AGREEMENT - The Company entered into an employment agreement with Dr.
H. Laurence Shaw, its Chairman, President and Chief Executive Officer for an initial two year period beginning December 17, 1996, subject to renewal upon mutual agreement. Pursuant to the agreement, the Company has agreed to pay Dr. Shaw an initial base salary, subject to certain annual increases. Dr. Shaw will also be entitled to receive a minimum annual bonus with an additional annual milestone-based bonus at the discretion of the Board of Directors of up to an additional 50% of base salary. In connection with the execution of the agreement, Dr. Shaw was paid a signing bonus. Pursuant to the terms of agreement, Dr. Shaw was granted qualified incentive stock options to purchase 675,000 shares of the common stock of the Company, exercisable for a period of ten years, at an exercise price equal to the fair market value on the date of issuance, with vesting ratably over a three year period from the date of grant.

Under the terms of Dr. Shaw's employment agreement which requires the Company to pay all of Dr. Shaw's relocation expenses, the Board of Directors approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made on May 13, 1997, will be paid back upon the earlier of (i) the sale of Dr. Shaw's New Jersey residence or (ii) December 17, 2001.

CONSULTING AGREEMENTS - Effective January 1, 1995, the Company entered into a consulting agreement with its former Chairman covering a period of 33 months through September 30, 1997. As compensation for services rendered, the Company pays an annual consulting fee payable in equal monthly installments, in the amount of $100,000 for the calendar year 1995 and $50,000 for the calendar year 1996. Payments for the fiscal years ended March 31, 1997 and 1996 were $37,500 and $87,500 respectively.

In December 1996, Dr. Jerry Weisbach was appointed to the Board of Directors of the Company. The Company also entered into a consulting agreement with Dr. Weisbach to provide advisory services to the Company. The agreement provides for annual compensation of $36,000 for these services. Dr. Weisbach was paid $9,000 during the fiscal year ended March 31, 1997.

     LITIGATION - During 1992, the Company was the target of a consolidated stockholder class action complaint. Although management believed the claim to be without merit, the Company concluded that it was in the best interest of the Company to settle the matter. Such action was ultimately settled during fiscal 1995 with a cash payment of $2,800,000 to the plaintiff class, all of which was paid by the Company's insurers. Additionally, in fiscal year 1997, the Company issued to the plaintiff class five year Class B Warrants to purchase 309,734 shares of Common Stock at an exercise price of $22.00 per share. The Class B Warrants were issued on August 11, 1996 and had no material impact on the Company's results of operations, financial condition or cash flows.

REVIEW OF AMERICAN STOCK EXCHANGE LISTING - The Company has been informed that it is out of compliance with certain listing requirements of the American Stock Exchange. The Company is in discussions with the Exchange regarding the Company's financial condition and the status of its listing, however, there can be no assurance that the listing will be continued.


5.   INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            March 31
                                                       1997           1996
                                                       ----           ----
   Deferred tax assets:
      Capitalized research expense                $    276,000    $    202,000
      Accruals not currently deductible                 41,000         179,000
      Net operating loss carryforwards              11,647,000      10,207,000
      Research and development and other credits       634,000         472,000
                                                  ------------    ------------
         Total deferred tax assets                  12,598,000      11,060,000
   Deferred tax liabilities - patent expense           (65,000)        (78,000)
                                                  ------------    ------------
         Total net deferred tax assets              12,533,000      10,982,000
   Valuation allowance for deferred tax assets     (12,533,000)    (10,982,000)
                                                  ------------    ------------
         Net deferred tax assets                  $          0    $          0
                                                  ------------    ------------
                                                  ------------    ------------

A valuation allowance of $12,533,000 and $10,982,000 at March 31, 1997 and 1996, respectively, has been recognized as an offset to the deferred tax assets as realization of such assets is uncertain. At March 31, 1997, the Company has federal and California tax net operating loss carryforwards of approximately $31,596,000 and $9,733,000, respectively. The Company also has federal and California research and other credit carryforwards of approximately $468,000 and $154,000, respectively. The difference between the tax loss and credit carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California tax loss carryforwards. The federal tax loss carryforward and the credit carryforwards will begin expiring in 1999 unless previously utilized. The California tax loss carryforward and credit carryforwards began expiring in 1995.

The Internal Revenue Code ("the Code") includes provisions which significantly limit potential use of net operating losses in situations where there is a change in ownership of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The State of California has enacted similar legislation. The common stock issuance of November 27, 1995 in combination with other stock issuances completed by the Company during the past three years have resulted in a change in ownership as defined in the Code. Accordingly, the Company has federal and California net operating losses in the amount of $25,780,000 and $7,131,000 respectively that are currently subject to the annual limitation. Approximately $605,000 of these net operating losses become available for use each year. The remaining federal and California net operating losses of approximately $5,816,000 and $2,602,000, respectively, are not subject to the annual limitation since these losses occurred after the ownership changes.

6. OTHER RELATED PARTY TRANSACTIONS

For the period September 23, 1983 to March 31, 1997, the Company incurred expenses, principally for financial consulting services inclusive of finder's fees on Company financings of $861,928 to related entities. No such expenses to related entities were incurred during the fiscal years ended March 31, 1997, and 1996.

The Company entered into a consulting agreement with Donna Shaw Ph.D., the wife of the Chairman, President and Chief Executive Officer, H. Laurence Shaw. Under the agreement, Dr. Donna Shaw will use her pharmaceutical licensing background to assist the Company with developing corporate research alliances with third parties for the Company's pharmaceutical products. The consulting agreement was approved by the Board of Directors and includes a monthly consulting fee of $3,000 per month for the initial term of six months. Dr. Donna Shaw may also be granted options to purchase 20,000 shares of the Company's common stock under the Equity Incentive Plan upon the successful introduction of one or more potential partners.

7. OPTION TO ACQUIRE BINARY THERAPEUTICS, INC.

On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy ("PDT") for cancer. The agreement, as amended, gives the Company the right to acquire BTI by a merger of BTI into a wholly-owned subsidiary of the Company. In February 1997, the Company and BTI agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of Boronated Porphyrin Compound ("BOPP") at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete preclinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. Accordingly, the Company has deferred its election to exercise the option.

The agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued will be determined based upon the market value of the Company's common stock prior to the date of exercise, although the value of the common stock cannot be less than $2.00 or more than $6.00 per share. The agreement has been approved by a majority of the stockholders of BTI. The Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of common stock. One of the Company directors is also a director of BTI.

Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding up to $1,250,000 in expenses budgeted to be incurred by BTI during the option period. These expenses represent the majority of BTI's budgeted expenditures for the period and are expected to be comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $615,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the year ended March 31, 1997 the Company advanced $1,282,000 to BTI and such advances are included in product development expense.


8. SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                       PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors" and "Executive Compensation" and "Beneficial and Record Ownership of Securities", respectively, set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, for its Annual Meeting of Stockholders to be held on August 7, 1997. Information concerning executive officers is incorporated herein by reference to the information included in Part I, Item 4A of this report under the caption "Executive Officers of the Registrant."

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
         AND REPORTS ON FORM 8-K

    (a) (1) The following documents are filed as a part of this Report:
            Financial Statements--See Index to Consolidated Financial Statements as Item 8 on F-1 of this Report.

            EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

2.1 Agreement and Plan of Merger between the Registrant, XYX Acquisition Corp., and Binary Therapeutics, Inc. dated June 4, 1996. (20)

2.2 Letter Agreement dated February 27, 1997 amending the Agreement and Plan of Merger (5)

3.1                Certificate of Incorporation of the Registrant.  (1)

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

3.11 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on April 8, 1996.
                   (20)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

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

4.5                Warrant Agreement for "Class B Warrants" (22)

4.6 Certificate of Designations of Series A Convertible Preferred Stock of Xytronyx, Inc. (23)

4.7 Warrant Agreement for "Class B" Warrants including Form of Class B Warrant (24)

4.8 Amendment No. 2 to Rights Agreement among Xytronyx, Inc., First Chicago Trust Company of New York and American Stock Transfer & Trust Company dated August 15, 1996. (5)

4.9 Amendment No. 3 To Rights Agreement between Xytronyx, Inc and American Stock Transfer & Trust Company dated December 17, 1996. (5)

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

10.8 Research Agreement dated January 28, 1986 between the Company and the University of Washington. (8)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------
10.9               Research Agreement dated March 4, 1987 between the
                   Registrant and the University of Washington. (3)

10.10*             Nonqualified Stock Option Plan of the Registrant, as
                   amended.  (8)

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

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

10.37*             Stock Option Agreement between the Registrant and Dr. Peter
                   Baram.  (17)

10.38 Purchase Agreement dated April 30, 1994 between the Registrant and Purely Hawaiian Licensing, Inc. (17)

10.39*             Stock Option Agreement between the Registrant and Larry O.
                   Bymaster.  (18)

10.40*             Stock Option Agreement between the Registrant and Rand P.
                   Mulford.  (18)

10.41* Consulting Agreement dated January 1, 1995 between the Registrant and Dr. Peter Baram. (18)

10.42 Termination Agreement dated May 11, 1995 between the Registrant and Colgate-Palmolive Company. (18)

10.43 License Agreement Between the Registrant and Wound Healing of Oklahoma dated May 8, 1996. (20)

10.44* Employment Agreement dated as of January 1, 1995 between the Registrant and Larry O. Bymaster. (20)

10.45*             Xytronyx, Inc. Equity Incentive Plan (22)

10.46*             Xytronyx, Inc. Stock Option Plan for Non-Employee Directors
                   (22)

10.47* Employment Agreement between Xytronyx, Inc. and H. Laurence Shaw dated December 16, 1996 (22)

10.48 Form of Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.49 Form of Amendment No. 1 to Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.50 Form of Subscription Agreement between Company and certain Selling Stockholders. (24)

10.51* Employment Agreement dated January 1, 1997 between the Company and Larry O. Bymaster (5)

10.52* Consulting Agreement dated June 1, 1997 between the Company and Donna Shaw, Ph.D. (5)

10.53* Employment Agreement dated April 18, 1997 between the Company and Anil Singhal, Ph.D. (5)

10.54* Promissory Note dated May 9, 1997 between the Company and Dr. H. Laurence Shaw (5)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

21.                Subsidiaries of the Registrant.  (5)

23.                Independent Auditors' Consent.  (5)

27.                Financial Data Schedule (5)

99.                Independent Auditors'  Report.  (5)


---------------------------

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

(16) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1993.

(17) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1994.

(18) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1995.

(19) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on November 10, 1995.

(20) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1996

(21) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on April 1, 1996.

(22) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(23) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996

(24) Previously filed together with the Registrant's Registration Statement on Form S-3 (File No. 333-26109) dated April 28, 1997


         (b)  Reports on Form 8-K.


              A report on Form 8-K, dated March 7, 1997, was filed under Item 5 of Form 8-K with respect to the announcement that the Company completed the sale of $10,000,000 of Premium Preferred Units-TM- and other matters.

    A report on Form 8-K, dated June 9, 1997 was filed under Item 5 of Form 8-K with respect to the announcement that the Company received an approvable letter from the U.S. Food and Drug Administration for a premarket application for the Periodontal Tissue Monitor (PTM). The approval is contingent upon certain manufacturing requirements and labeling issues and the Company signed a letter of intent with Steri-Oss, a leading dental implant company, for the distribution of the Company's PTM, under a proposed five year agreement, Steri-Oss would be the exclusive distributor of PTM in North America and other countries, excluding Europe and Japan.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XYTRONYX, INC.


                                       By:  /s/ JAMES HERTZOG
                                            -----------------
                                            James Hertzog,
                                            Controller and
                                            Principal Financial Officer

                                       Date:  June 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date


/s/ H. LAURENCE SHAW        Chairman of the Board               June 27, 1997
-------------------------   Director, President and
H. Laurence Shaw            Chief Executive Officer
                            (Principal Executive Officer)

/s/ JAMES HERTZOG           Controller                          June 27, 1997
-------------------------   (Principal Accounting Officer and
James Hertzog               Principal Financial Officer)

/s/ JACK H. HALPERIN        Director                            June 27, 1997
-------------------------
Jack H. Halperin

/s/ JOHN G. KRINGEL         Director                            June 27, 1997
-------------------------
John G. Kringel

/s/ ELLIOTT H. VERNON       Director                            June 27, 1997
-------------------------
Elliott H. Vernon

/s/ MICHAEL S. WEISS        Director                            June 27, 1997
-------------------------
Michael S. Weiss

/s/ JERRY A. WEISBACH       Director                            June 27, 1997
-------------------------
Jerry A. Weisbach