Form 10-Q
period 1997-06-30
XYTRONYX INC
filed 1997-08-14
CIK 731252

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Quarter Ended June 30, 1997
                          Commission file number 1-9613
                                                 ------

          PACIFIC PHARMACEUTICALS, INC. (FORMERLY NAMED XYTRONYX, INC.)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                  36-3258753
-------------------------------------------------------------------------------
       (State of incorporation)            (I.R.S. Employer Identification No.)



          6730 Mesa Ridge Road, Suite A, San Diego, CA          92121
          -------------------------------------------------------------
          (Address of principal executive offices)          (Zip  Code)



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

As of August 14, 1997, there were 8,392,279 shares of the registrant's Common Stock, $.02 par value outstanding.

                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983



                                      INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995. . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements:

               Consolidated Balance Sheets -
               June 30, 1997 and March 31, 1997 . . . .  . . . . . . . . . . 2

               Consolidated Statements of Operations -
               Three Months Ended
               June 30, 1997 and 1996 and from
               September 23, 1983 (Inception) to
               June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . 3


               Consolidated Statements of Stockholders' Equity -
               Three Months Ended June 30, 1997 and 1996. . . . . . . . . . 4

               Consolidated Statements of Cash Flows -
               Three Months Ended June 30, 1997 and 1996
               and from September 23, 1983 (Inception) to
               June 30, 1997 . . . . . . . . . .  . . . . . . . . . . . . . 5

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

               CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and this Quarterly Report on Form 10-Q.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                          JUNE 30, 1997     March 31, 1997
                                                          -------------     --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $    475,471      $  1,784,599
Short-term investments                                        4,986,064         4,981,435
Accounts receivable, net                                         72,308            99,066
Receivable from officer                                         300,000                -
Inventory                                                        42,403            41,677
Prepaid expenses                                                221,561            87,311
                                                           ------------      ------------
     Total current assets                                     6,097,807         6,994,088

Property and equipment, net                                      68,409            82,563
Patent costs, net                                               108,985           157,597
                                                           ------------      ------------
TOTAL ASSETS                                               $  6,275,201      $  7,234,248
                                                           ------------      ------------
                                                           ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                           $    522,671      $    723,523
Accrued expenses                                                218,339           161,574
Current portion of capitalized leases                             4,743             4,670
                                                           ------------      ------------
     Total current liabilities                                  745,753           889,767
                                                           ------------      ------------

Capital leases, net of current portion                           11,813            13,072
                                                           ------------      ------------


STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value, 2,000,000
  shares authorized; 50,001.5 issued and outstanding
  at June 30,1997 and March 31, 1997 (liquidation
  preference $13,000,390)                                     1,250,038         1,250,038
Common stock, $.02 par value, 100,000,000 shares
  authorized; 8,192,279 and 8,151,029 shares
  issued and outstanding at June 30, 1997 and
  March 31, 1997                                                163,846           163,021
Capital in excess of par value                               39,691,751        38,274,539
Deficit accumulated during the development stage            (35,588,000)      (33,356,189)
                                                           ------------      ------------
     Total stockholders' equity                               5,517,635         6,331,409
                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,275,201      $  7,234,248
                                                           ------------      ------------
                                                           ------------      ------------


See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                   Three Months Ended
                                        June 30,           September 23, 1983
                               -------------------------     (inception) to
                                   1997         1996          June 30, 1997
                               -----------   -----------   ------------------
REVENUES
   Product sales               $       700   $     5,025     $  1,950,931
   License fees and royalties           95             -          481,302
   Contract research                     -         3,972          268,063
   Marketing rights                      -             -        1,311,500
   Interest and other              100,488        15,835        1,740,601
                               -----------   -----------     ------------
Total revenues                     101,283        24,832        5,752,397
                               -----------   -----------     ------------

COSTS AND EXPENSES

   Cost of product sales            14,002         9,770        3,011,937
   Product development             360,899       721,487       15,325,427
   General and administrative      534,775       292,489       16,300,273
   Business development
     and marketing                  73,858        58,092        3,632,144
   Interest and other               53,198         2,389          608,993
                               -----------   -----------     ------------
Total costs and expenses         1,036,732     1,084,227       38,878,774
                               -----------   -----------     ------------

Net loss before convertible
   preferred stock dividends      (935,449)   (1,059,395)     (33,126,377)
                               -----------   -----------     ------------

Convertible preferred stock
   dividends                     1,296,362             -        2,461,623

Net loss applicable to
   common shareholders         $(2,231,811)  $(1,059,395)    $(35,588,000)
                               -----------   -----------     ------------

Net loss per share
   of common stock                  ($0.27)       ($0.13)
                               -----------   -----------

Weighted average common
   stock outstanding             8,158,227     8,083,378
                               -----------   -----------


See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)


                                                                                                            Deficit
                                                                                                          Accumulated
                                         Convertible Preferred Stock      Common Stock        Capital      During the
                                         ---------------------------  -------------------  in Excess of   Development
                                                Shares    Par Value     Shares  Par Value    Par Value       Stage         Total
                                               --------   ----------  --------- ---------  ------------  -------------  -----------
Balance at March 31, 1996                                             8,051,029  $161,021   $29,680,590   $(28,293,562) $ 1,548,049
Exercise of warrants                                                     37,500       750        34,500                      35,250
Net loss                                                                                                    (1,059,395)  (1,059,395)
                                               --------   ----------  ---------  --------   -----------   ------------  -----------
Balance at June 30,1996                                               8,088,529  $161,771   $29,715,090   $(29,352,957)    $523,904
                                               --------   ----------  ---------  --------   -----------   ------------  -----------
                                               --------   ----------  ---------  --------   -----------   ------------  -----------

BALANCE AT MARCH 31, 1997                      50,001.5   $1,250,038  8,151,029  $163,021   $38,274,539   $(33,356,189) $ 6,331,409
EXERCISE OF WARRANTS                                                     41,250       825        37,950                      38,775
PREFERRED STOCK UNIT PURCHASE OPTION
 COMPENSATION FOR FINANCIAL ADVISORY SERVICES                                                    82,900                      82,900
CONVERTIBLE PREFERRED STOCK DIVIDENDS                                                         1,296,362     (1,296,362)         -
NET LOSS                                                                                                     (935,449)    (935,449)
                                               --------   ----------  ---------  --------   -----------   ------------  -----------
BALANCE AT JUNE 30, 1997                       50,001.5   $1,250,038  8,192,279  $163,846   $39,691,751   $(35,588,000)  $5,517,635
                                               --------   ----------  ---------  --------   -----------   ------------  -----------
                                               --------   ----------  ---------  --------   -----------   ------------  -----------


See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                            Three Months Ended
                                                                 June 30,          September 23, 1983
                                                            ------------------       (inception) to
                                                            1997          1996        June 30, 1997
                                                            ----          ----        -------------
OPERATING ACTIVITIES
Net loss                                                 $(935,449)  $(1,059,395)     $(33,126,377)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                            24,393        30,547         1,608,137
   Non-cash expense upon issuance of common stock
      options, common stock and warrants                    82,900             -           603,196
   Net book value of disposal of long term assets           58,534             -           223,850
   Option income from retirement of stock
      or amounts previously advanced by customer                 -             -          (400,000)
   Changes in assets and liabilities:
      Accounts receivable                                 (273,242)       (6,426)         (372,309)
      Inventory                                               (726)        4,426           (42,406)
      Prepaid expenses and other assets                   (134,252)     (181,198)         (232,538)
      Accounts payable                                    (200,852)      163,223           522,671
      Accrued expenses                                      56,765       (75,670)           74,316
      Customer advances                                          -             -           140,863
      Other liabilities                                         73        (2,976)           (4,793)
                                                       -----------   -----------      ------------
   Net cash (used) by operating activities              (1,321,856)   (1,127,469)      (31,005,390)

INVESTING ACTIVITIES
Purchases of short-term investments                         (4,629)     (256,116)      (10,466,496)
Maturities of short-term investments                             -       992,825         5,480,432
Capital expenditures                                        (2,545)       (3,353)         (833,972)
Patent costs                                               (17,614)       (4,754)         (930,041)
Other                                                            -            -              7,829
                                                       -----------   -----------      ------------
   Net cash provided (used) by investing activities        (24,788)      728,602        (6,742,248)

FINANCING ACTIVITIES
Issuance of notes payable                                        -       218,966         2,183,868
Repayment of notes payable                                       -             -        (1,965,124)
Repayment of capital lease obligations                      (1,259)       (9,192)         (180,866)
Long-term customer advances                                      -             -           100,000
Issuance of common and preferred stock                      38,775        35,250        38,022,731
Issuance of stock warrants                                       -             -            62,500
                                                       -----------   -----------      ------------
   Net cash provided by financing activities                37,516       245,024        38,223,109
                                                       -----------   -----------      ------------
Net increase (decrease) in cash
   and cash equivalents                                 (1,309,128)     (153,843)          475,471
Cash and cash equivalents at beginning of period         1,784,599       409,651                 -
                                                       -----------   -----------      ------------
Cash and cash equivalents at end of period             $   475,471   $   255,808      $    475,471
                                                       -----------   -----------      ------------


See Notes to Consolidated Financial Statements.

                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements include the accounts of Pacific Pharmaceuticals, Inc. and its wholly owned subsidiaries, Perio Test, Inc. and XYX Acquisition Corp. (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. On August 7, 1997, the Company's stockholders approved a name change to Pacific Pharmaceuticals, Inc. The Company was formerly known as Xytronyx, Inc.

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1997 and March 31, 1997, results of operations for the three months ended June 30, 1997 and 1996 and from September 23, 1983 (inception) to June 30, 1997 and cash flows for the three months ended June 30, 1997 and 1996 and from September 23, 1983 (inception) to June 30, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have not been included as they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Dilutive EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as fully Diluted EPS illustrated in Accounting Principals Board Opinion No. 15 "EARNINGS PER SHARE".

The Company will be required to adopt the new method of reporting EPS starting with the quarter ended December 31, 1997. Based on the Company's historical results and capital structure, the anticipated results of implementing SFAS No. 128 would reflect net loss per share in materially the same manner as currently reported.

2.  PRODUCT APPROVAL AND DISTRIBUTION AGREEMENT

On June 23, 1997, the Company received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States for its Periodontal Tissue Monitor ("PTM") product. The Company also signed a letter of intent with Steri-Oss, a leading dental implant company, for the exclusive five-year distribution of PTM in North America and other countries, excluding Europe and Japan.

3.  OPTION TO ACQUIRE BINARY THERAPEUTICS, INC.

On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company with certain technologies in the area of Photodynamic Therapy ("PDT") treatment for cancer. The agreement, as amended, gives the Company the right to acquire BTI by a merger of BTI into a wholly-owned subsidiary of the Company. In February 1997, the Company and BTI agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of Boronated Porphyrin Compound ("BOPP") at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete pre-clinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. Accordingly, the Company has deferred its election to exercise the option.

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

Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding expenses incurred by BTI during the option period. These expenses represent the majority of BTI's expenditures for the option period and are comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $628,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the quarters ended June 30, 1997 and 1996, the Company advanced $208,000 and $201,000, respectively to BTI and such advances are included in product development expense. During the Option Period, the Company advanced $1,490,000 to BTI.

4. NON-CASH CONVERTIBLE PREFERRED STOCK DIVIDEND

In fiscal year 1997, the Company did a private placement of Premium Preferred Units ("Units"), each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"). Subscribers to the private placement purchased the Units at a discount from the closing prices of the Company's common stock on December 19, 1996 and March 7, 1997. The resulting discount of $4,754,000 is considered a non-cash dividend ("Dividend") and is recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock is eligible for conversion into Common Stock. During the year ended March 31, 1997 and the quarter ended June 30, 1997, the Company recognized a non-cash Dividend to Preferred Stockholders of $1,165,000 and $1,296,000, respectively. All of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock is registered with the Securities and Exchange Commission. When the registration statement becomes effective, 25% of the securities become unlocked and 25% become unlocked in each 90 day interval following the effective date of the registration statement required to register the underlying common stock with the Securities and Exchange Commission.

The Preferred Stock is convertible into Common Stock upon issuance, except that most of the subscribers to the Private Placement signed a letter amending the initial Subscription Agreement, in which they agreed not to convert any of the Preferred Stock until the underlying Common Stock is registered. The amendment provides that they may convert the Preferred Stock into Common Stock in accordance with the Lock-up mentioned in the prior paragraph. For the three months ended June 30, 1997, the estimated effective date of the registration statement was revised from July 1, 1997 to September 1, 1997. This change in estimate resulted in the reduction of $482,000 of convertible preferred stock dividends, and $.06 of net loss per common share for the quarter ended June 30, 1997.

5.   FINANCIAL ADVISORY SERVICES

Under the terms of the Placement Agency agreement the Company signed with Paramount Capital Inc.("Paramount"), Paramount will provide financial advisory services to the Company for an 18 month period beginning March 8, 1997. The Company will pay Paramount $2,500 per month and has agreed to sell to Paramount 2.5 Units at a price equal to 110% of the unit price paid by investors in the 1997 Private Placement. The convertible Preferred Stock contained in the Units converts into 260,417 shares of the Company's common stock ("Advisory Stock"). There are also warrants ("Advisory Warrants") to purchase 125,000 shares of the Company's common stock at $1.00 per share attached to the Units, which are exercisable until March 7, 2007. The market price of the Company's common stock on March 7, 1997 was $1.50 per share. The Company valued the Advisory Stock at $335,000 and the Advisory Warrants at $162,000 using a generally accepted valuation program in accordance with SFAS
123. The Company recorded $83,000 in general and administrative expenses as amortization of such value for the three months ended June 30, 1997 related to this agreement.

6.   RELATED PARTY TRANSACTION

Under the terms of the employment agreement with the Company's Chairman and President, Dr. H. Laurence Shaw, the Company is required to pay all of Dr. Shaw's relocation expenses. In that regard, the Board of Directors approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made on May 13, 1997, will be paid back upon the earlier of (i) the sale of Dr. Shaw's New Jersey residence or (ii) December 17, 2001.

As of August 14, 1997, the New Jersey residence has been sold and is in escrow pending the close of the transaction. Accordingly, the Company has classified the loan as a current asset and has not recorded any imputed interest due to immateriality.

7.  SUBSEQUENT EVENTS

On August 7, 1997, the Company's stockholders approved an increase in the authorized number of common stock from 30,000,000 to 100,000,000 shares and preferred stock from 300,000 to 2,000,000 shares.

                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues were $101,000 for the quarter ended June 30, 1997, a $76,000 increase from revenues of $25,000 recorded during the same period of the prior year. Current year revenue increased over the prior year due to increased interest income of $66,000 and gain on sale of fixed assets during the quarter of $18,000.

Product development costs totaled $361,000 for the quarter, a decrease of $360,000 or 50% over the prior year first quarter costs of $721,000. The majority of the decrease relates to the following areas: (i) decrease of $70,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer; (ii) decrease of $77,000 in expenses related to Photodynamic Immunotherapy-TM- ("PDIT-TM-") technology for the treatment of cancer; (iii) decrease of $110,000 in expenses related PTM product development, as the PTM product was approved by the FDA during the current quarter and (iv) a $90,000 decrease in product development expenses related to the Company's Kephra product line. The Company is not actively seeking licensing opportunities or making product development expenditures for these products.

Business development costs for the current quarter totaled $74,000, an increase of $16,000, or 27%, from the same quarter of the prior year. Expenses increased as the Company spent more time and resources in developing corporate partnerships for its various products.

General and administrative expenses for the three month period ended June 30, 1997 increased 83% to $535,000 from the same period of the prior year. The Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services (see Note 5). There were no such costs incurred during the same period of the prior year.

Interest and other expenses include a $50,000 charge relating to the remaining unamortized portion of Kephra patent costs.

Net loss before convertible preferred stock dividends for the quarter ended June 30, 1997 totaled $935,000 or a 12% decrease over the prior year's first quarter loss of $1,059,000. This decrease is a result of less product development expenses associated with the Company's products under development. Net loss per share of common stock for the quarter ended June 30, 1997 was $.27 compared to $.13 in the same quarter in the previous year. During the quarter ended June 30, 1997, the Company recognized a non-cash convertible preferred stock dividend of $1,296,000 (See Note 4). No such recognition occurred during the same quarter of the prior year.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at June 30, 1997 totaled $5,462,000, a $1,304,000 decrease from the March 31, 1997 balance. Working capital at June 30, 1997 decreased by $752,000 from March 31, 1997 to $5,352,000. These decreases were primarily due to the net loss before convertible preferred stock dividends for the three month period ending June 30, 1997, pay down of certain current liabilities and a relocation bridge loan made to an officer of the Company for $300,000 (See Note 6). Prepaid expenses increased by $134,000 as a result of the prepayment of annual insurance premiums.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through June 1998, based on a continuation of the pattern of expenses which have prevailed during fiscal years 1997 and 1998. Unanticipated expenses or working capital requirements could, however, shorten that period.

In May 1996 the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. In January 1995 the Company entered into an agreement with Shofu Dental Company for distribution of the PTM in Japan. Shofu is currently conducting Japanese clinical trials of the PTM. The Company signed a letter of intent for an exclusive five year renewable distribution agreement with Steri-Oss, Inc. to distribute the Company's PTM product in the United States and other countries not covered by an existing distribution agreement (See Note 2). In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, all of which may cause an increase in the net utilization of cash. However, there can be no assurance that any of its existing or future marketing partners will order the PTM products in significant quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the PDIT treatment of cancer. The Company incurred $367,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement as amended, the Company has spent $1,490,000 and is currently funding substantially all expenses of BTI, which consist primarily of product development expenses, and expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI (See Note 3).

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

DATE OF  REPORT             ITEM REPORTED            FINANCIAL STATEMENTS FILED
---------------             -------------            --------------------------
June 10, 1997                                                    No

                    News release dated June 6, 1997,
                    announcing that the Company received
                    an approvable letter from the U.S.
                    Food and Drug Administration (FDA)
                    for a premarket application (PMA) for
                    the Periodontal Tissue Monitor (PTM).
                    The approval is contingent upon certain
                    manufacturing requirements and labeling
                    issues.

                    News release dated May 29, 1997,
                    announcing that the Company signed a
                    letter of intent with Steri-Oss, a leading dental implant company, for the distribution of the Company's Periodontal Tissue Monitor (PTM). Under the proposed five year agreement, Steri-Oss would be the exclusive distributor of PTM in North America and other countries, excluding Europe and Japan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pacific Pharmaceuticals, Inc.



Date:  August 14, 1997                      /s/ JAMES HERTZOG
                                            ----------------------------------
                                            James Hertzog
                                            Controller
                                            (Principal Accounting Officer and
                                            duly authorized to sign this report
                                            on behalf of the registrant)