Form 10-K/A
period 1997-03-31
XYTRONYX INC
filed 1997-08-27
CIK 731252

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
           _________________________________________________________


                                  FORM 10-K/A


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997 Commission File No. 1-9613
           _________________________________________________________


                         PACIFIC PHARMACEUTICALS, INC.
                           (formerly Xytronyx, Inc.)

            (Exact Name of Registrant as specified in its charter)

           Delaware                     36-3258753
(State or other jurisdiction of      (I.R.S. Employer
gincorporation or organization)    Identification Number)

                         6730 Mesa Ridge Rd., Suite A
                             San Diego, CA  92121
                                (619) 550-3900
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

           _________________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                  Name of each exchange
       Title of each class          on which registered
 Common Stock, $.02 Par Value    American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               (Title of Class)
           _________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $27,424,000 on August 25, 1997, when the closing price of such stock, as reported in the American Stock Exchange, was $1.6875.*


     *(Market value includes value of Series A Convertible Preferred Stock based upon conversion rate into Common Stock).


     The number of shares outstanding of the registrant's common stock, $.02 par value, as of August 25, 1997 was 8,467,279 shares.

         _____________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE



1. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on August 7, 1997, which was mailed on July 9, 1997 are incorporated into Part III hereof.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1.   BUSINESS

SUMMARY


     Pacific Pharmaceuticals, Inc. and Subsidiaries (collectively, the "Company"), a development stage enterprise, is engaged primarily in the development and commercialization of medical products based on biotechnological research regarding the treatment and detection of cancer and other diseases. On August 7, 1997, the Company's stockholders approved an amendment to the Certificate of Incorporation to change the name of the Company to Pacific Pharmaceuticals, Inc. The Company was formerly known as Xytronyx, Inc.


     During the fiscal year ended March 31,1997 the Company completed two transactions under which it acquired or otherwise gained rights to proprietary technologies in the areas of cancer therapy. First was the acquisition of an exclusive license to the Photodynamic Immunotherapy ("PDIT") technology for treatment of cancer. Second was an agreement which granted Xytronyx an option to acquire Binary Therapeutics, Inc., the holder of certain proprietary technologies, also for the treatment of cancer, in the Photodynamic Therapy ("PDT") area. The Company believes that these two separate technologies and product development opportunities complement each other and offer the Company efficiencies and other strategic benefits due to their similar development requirements and expected uses. These transactions represented a significant expansion of the scope of the Company's product development activities, and are described in more detail below.

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

PHOTOCHROMIC TECHNOLOGY ("KEPHRA")

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

                                                                   Year in
                                                                   which he
                                                                   became an
Name                     Position(s)                      Age       Officer
----                     ----------                       ---      ---------
Dr. H. Laurence Shaw     Chairman, President and Chief     51        1996
                         Executive Officer

Anil Singhal, Ph.D. (1)  Vice President-Research and       45        1997
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

                                                                  Year ended March 31, 1996
                                              -------------------------------------------------------------
                                                First       Second        Third       Fourth        Year
-----------------------------------------------------------------------------------------------------------
1996 Market price range of common stock
       High                                   $    1.94     $  3.00     $    3.38     $  2.75     $    3.38
       Low                                    $    1.25     $  1.38     $    1.25     $  1.38     $    1.25
     Shares traded                              487,300     970,900     1,075,000     899,800     3,433,000
-----------------------------------------------------------------------------------------------------------

                                                                  Year ended March 31, 1997
                                              -------------------------------------------------------------
                                                First       Second        Third       Fourth        Year
-----------------------------------------------------------------------------------------------------------
1997 Market price range of common stock
       High                                   $    3.69     $  2.50     $    2.06     $  1.75     $    3.69
       Low                                    $    1.63     $  1.75     $    1.06     $  1.06     $    1.06
     Shares traded                            1,810,100     834,300     1,309,100     827,400     4,780,900
-----------------------------------------------------------------------------------------------------------


PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE
ENTERPRISE)


ITEM 6. SUPPLEMTARY FINANCIAL INFORMATION

                                                                                          Sept. 23,1983
                                                         Years ended March 31,            (inception) to
                                              ------------------------------------------     March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       1997     1996     1995     1994     1993        1997
-------------------------------------------------------------------------------------------------------
Total revenues                                $  275   $  379   $1,201   $  585   $  536     $ 5,651
Product development costs                      2,566    1,854    2,118    1,218      657      14,965
Net loss before convertible preferred
  stock dividends                             (3,897)  (3,256)  (3,755)  (4,613)  (3,738)    (32,191)
Net loss applicable to common stockholders    (5,063)  (3,256)  (3,755)  (4,613)  (3,738)    (33,356)
Net loss per share of common stock             (0.62)   (0.52)   (0.74)   (1.10)   (1.01)


                                                             As of March 31,
                                              ------------------------------------------
                                               1997     1996     1995     1994     1993
                                              ------------------------------------------
Cash, cash equivalents, and
   short-term investments                     $6,766   $1,698   $1,820   $4,504   $2,540
Total assets                                   7,234    2,174    2,305    5,168    3,668
Long-term liabilities                             13       21       24       70      609
Stockholders' equity*                          6,331    1,548    1,884    3,942    2,441
----------------------------------------------------------------------------------------

*NO DIVIDENDS HAVE BEEN PAID ON THE COMPANY'S COMMON STOCK. CONVERTIBLE
 PREFERRED STOCK DIVIDENDS ARE NON-CASH.
 SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


1996                                                                 Year ended March 31, 1996
                                              --------------------------------------------------------------------
                                                First        Second        Third          Fourth          Year
------------------------------------------------------------------------------------------------------------------
Total revenues                                $ 94,901      $ 50,200      $201,755      $   31,960     $  378,816
Net loss                                      (707,952)     (877,728)     (655,574)     (1,014,649)    (3,255,903)
Net loss per share of common stock               (0.13)        (0.17)        (0.10)          (0.12)         (0.52)
------------------------------------------------------------------------------------------------------------------

1997                                                                 Year ended March 31, 1997
                                              --------------------------------------------------------------------
                                                First        Second        Third          Fourth          Year
------------------------------------------------------------------------------------------------------------------
Total revenues                               $   24,832     $ 31,098      $ 30,192     $  189,058     $  275,180
Net loss before convertible preferred
  stock dividends                            (1,059,395)    (895,968)     (745,288)    (1,196,715)    (3,897,366)
Net loss applicable to common stockholders   (1,059,395)    (895,968)     (883,547)    (2,223,717)    (5,062,627)
Net loss per share of common stock                (0.13)       (0.11)        (0.11)         (0.27)         (0.62)
-----------------------------------------------------------------------------------------------------------


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


Product development costs for fiscal year 1997 increased substantially by $712,000 to $2,566,000 or 38% over the prior year. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: funding of $1,317,000 in product development expenses in accordance with the Agreement and Plan of Merger with BTI, the holder of certain technologies in the area of PDT for the treatment of cancer, and $323,000 in expenses related to the acquisition of PDIT technology for the treatment of cancer, including expenses incurred in association with a related research agreement and expenses incurred related to in-house product development of the PDIT technology. No such costs were incurred in the prior year. The Company also incurred costs in fiscal year 1997 relating to the filing of a Premarket Application in September 1996 for the Company's PTM product, however, product development costs for PTM decreased by $827,000 for the year because the product development efforts were concluded during the year which culminated with FDA approval for PTM in June 1997. Product development costs for fiscal

1996 decreased $264,000 or 12%, to $1,854,000. This decrease is the result of the cessation of certain projects offset by an increase in costs associated with U.S. clinical trials of the PTM kit.


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

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE
ENTERPRISE)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                    PAGE

Independent Auditors' Report (Deloitte & Touche LLP). . . . . . . . .  19

Consolidated Balance Sheets as of March 31, 1997 and 1996 . . . . . .  20

Consolidated Statements of Operations for the years
  ended March 31, 1997, March 31, 1996, March 31, 1995
  and September 23, 1983 (inception) to March 31, 1997. . . . . . . .  21

Consolidated Statements of Stockholders' Equity from
  September 23, 1983 (inception), to March 31, 1997 . . . . . . . . .  22

Consolidated Statements of Cash Flow for the years
  ended March 31, 1997, March 31, 1996, March 31, 1995 and
  September 23, 1983 (inception) to March 31, 1997. . . . . . . . . .  24

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  25

INDEPENDENT AUDITORS' REPORT


Pacific Pharmaceuticals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pacific Pharmaceuticals, Inc. (formerly Xytronyx, Inc.) and Subsidiaries (collectively, the "Company", a development stage enterprise) as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997 and the period from September 23, 1983 (date of incorporation of Pacific Pharmaceuticals, Inc.) to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Pharmaceuticals, Inc. and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, and for the period from September 23, 1983 (date of incorporation of Pacific Pharmaceuticals, Inc.) to March 31, 1997 in conformity with generally accepted accounting principles.


The Company is in the development stage as of March 31, 1997. As discussed in Note 1 to the consolidated financial statements, the Company's activities since inception have been directed primarily toward the development and commercialization of products based on biotechnological research.


Deloitte & Touche LLP


San Diego, California
May 2, 1997 (June 23, 1997 as to the first paragraph of Note 8 and August 7, 1997 as to the second paragraph of Note 8)

CONSOLIDATED BALANCE SHEETS

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


                                                             As of March 31,
                                                       -------------------------
                                                          1997           1996
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $ 1,784,599   $   409,651
Short-term investments                                  4,981,435     1,288,106
Accounts receivable, net                                   99,066         2,668
Inventory                                                  41,677        40,907
Prepaid expenses                                           87,311        95,945
--------------------------------------------------------------------------------
   Total current assets                                 6,994,088     1,837,277

Property and equipment, net                                82,563       135,234
Patent costs, net                                         157,597       190,159
Other assets                                                    -        11,798
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 7,234,248   $ 2,174,468
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                      $   723,523   $   214,310
Accrued expenses                                          161,574       378,927
Current portion of capitalized leases                       4,670        12,512
--------------------------------------------------------------------------------
   Total current liabilities                              889,767       605,749
--------------------------------------------------------------------------------

Other liabilities                                          13,072        20,670
--------------------------------------------------------------------------------


Commitments and contingencies  (Note 4)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value,
 300,000 shares authorized 50,001.5 issued
 and outstanding at March 31, 1997 (liquidating
 preference $13,000,390)                                1,250,038             -
Common stock, $.02 par value,  30,000,000
 shares authorized; 8,151,029 and 8,051,029
 shares issued and outstanding at March 31,
 1997 and 1996, respectively                              163,021       161,021
Capital in excess of par value                         38,274,539    29,680,590
Deficit accumulated during the development stage      (33,356,189)  (28,293,562)
--------------------------------------------------------------------------------
   Total stockholders' equity                           6,331,409     1,548,049
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 7,234,248   $ 2,174,468
--------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


                                          Years ended March 31,          September 23, 1983
                                  ------------------------------------     (inception) to
                                      1997         1996        1995         March 31, 1997
------------------------------------------------------------------------------------------
REVENUES
  Product sales                   $  100,485   $   13,657   $  616,200      $  1,950,231
  License fees and royalties           1,207      150,000      330,000           481,207
  Contract research                   39,172       45,000       99,151           268,063
  Marketing rights                     5,000       60,000       20,000         1,311,500
  Interest and other                 129,316      110,159      135,804         1,640,113
------------------------------------------------------------------------------------------
Total revenues                       275,180      378,816    1,201,155         5,651,114
------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of product sales               95,200      124,530      419,032         2,997,935
  Product development              2,565,664    1,853,899    2,118,247        14,964,528
  General and administrative       1,155,515    1,257,722    1,570,768        15,765,498
  Business development
    and marketing                    290,603      372,316      790,233         3,558,286
  Interest and other                  65,564       26,252       57,843           555,795
------------------------------------------------------------------------------------------
Total costs and expenses           4,172,546    3,634,719    4,956,123        37,842,042
------------------------------------------------------------------------------------------

Net loss before convertible
  preferred stock dividends       (3,897,366)  (3,255,903)  (3,754,968)      (32,190,928)

Convertible preferred stock
  dividends                        1,165,261            -            -         1,165,261
------------------------------------------------------------------------------------------

Net loss applicable to
  common stockholders            $(5,062,627) $(3,255,903) $(3,754,968)     $(33,356,189)

Net loss per share
  of common stock                     ($0.62)      ($0.52)     ($0.74)
------------------------------------------------------------------------

Weighted average common
   stock outstanding               8,115,139    6,222,832    5,106,454
------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                                     Deficit
                                                                                                    Accumulated
                                          Preferred Stock          Common Stock         Capital     During the     Treasury Stock
                                       --------------------- ----------------------    in Excess    Development    -----------------
                                        Shares   Par Value     Shares     Par Value   of Par Value     Stage       Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 23, 1983                -   $      -            -    $       -   $        -    $         -         -     $   -
Original issuance of common
   stock:
   October 1983 at $.02
     per share                                                 597,500       11,950
   October 1983 at $2.00
     per share                                                  55,000        1,100      108,900
Issuance for cash, January
   1984 at $4.00 per share                                     383,625        7,672    1,325,817
Net loss                                                                                               (137,937)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1984                    -          -    1,036,125       20,722    1,434,717       (137,937)        -        -
Purchase of treasury stock                                                                                        (13,333)     (267)
Adjustment to capital in
  excess of par value                                                                     5,600
Net loss                                                                                               (692,070)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1985                    -          -    1,036,125       20,722    1,440,317       (830,007)  (13,333)     (267)
Purchase of treasury stock                                                                                         (4,167)      (83)
Initial public offering,
   October 1985 at $6.00
   per share                                                   500,000       10,000    2,392,536
Net loss                                                                                               (994,767)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1986                    -          -    1,536,125       30,722    3,832,853     (1,824,774)  (17,500)     (350)
Purchase of treasury stock                                                                                                       (5)
Preferred stock subscribed:
  Series A                               6,000    150,000                                450,000
Net loss                                                                                             (1,445,191)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1987                6,000    150,000    1,536,125       30,722    4,282,853     (3,269,965)  (17,500)     (355)
Issuance of 8.5% convertible
   subordinated notes warrants                                                            62,500
Retirement of treasury stock                                   (17,500)        (350)          (5)                  17,500       355
Preferred stock subscribed/
   (returned):
   Series A                             (3,000)   (75,000)                              (225,000)
   Series B                              1,600     40,000                                120,000
Net loss                                                                                             (1,327,934)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1988                4,600    115,000    1,518,625       30,372    4,240,348     (4,597,899)        -       -
Conversion of 8.5% convertible
   subordinated notes                                           39,999          800      249,193
Consultant's compensation                                        1,073           22        6,524
Preferred stock subscribed/
   (converted):
   Series A                             (3,000)   (75,000)      35,002          700       74,296
   Series B                             27,180    679,500                              1,556,444
Dividends accrued - Series B                                                            (221,955)
Net loss                                                                                             (1,553,240)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1989               28,780    719,500    1,594,699       31,894    5,904,850     (6,151,139)        -       -
Private placement, November
   1989 at $8.00 per share                                      75,000        1,500      538,500
Exercise of common stock options                                 3,500           70       13,930
Preferred stock subscribed/
   (converted):
   Series B                            (28,780)  (719,500)     719,500       14,390      705,111
Dividends accrued - Series B                                                            (141,158)
Reverse accrued dividends -
   Series B                                                                              363,113
Exercise of Series B warrants                                  463,088        9,262    1,611,546
Exercise of other warrants                                       2,000           40       14,360
Net loss                                                                                             (1,512,343)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1990                    -          -    2,857,787       57,156    9,010,252     (7,663,482)        -         -

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                                      Deficit
                                                                                                    Accumulated
                                          Preferred Stock          Common Stock         Capital     During the     Treasury Stock
                                       --------------------- ----------------------    in Excess    Development    -----------------
                                        Shares   Par Value     Shares     Par Value   of Par Value     Stage       Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                7,100            142       28,258
Exercise of other warrants                                     98,000          1,960      743,640
Consultant's compensation                                         338              7        2,894
Private placement, October 1990
   at $12.00 per share                                        257,500          5,150    2,765,446
Net loss                                                                                             (2,111,267)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1991                    -          -   3,220,725         64,415   12,550,490    (9,774,749)        -         -
Exercise of common stock options                               10,950            218       40,932
Exercise of other warrants                                     10,000            200      104,800
Private placement, April 1991
   at $17.50 per share                                        214,188          4,284    3,433,816
Net loss                                                                                             (3,156,803)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1992                    -          -   3,455,863         69,117   16,130,038   (12,931,552)        -         -
Exercise of common stock options                                4,300             86       16,139
Private placement, May 1992
   at $11.625 per share                                       277,100          5,542    2,889,461
Net loss                                                                                             (3,738,097)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993                    -          -   3,737,263         74,745   19,035,638   (16,669,649)        -         -
Exercise of common stock options                               70,227          1,405      292,406
Common stock retired as payment
   for common stock options exercised                         (12,903)          (258)     (99,740)
Grant of stock option below fair m
   arket value                                                                            468,750
Private placements:
   July 1993 at $5.50 per share                               317,093          6,342    1,531,879
   December 1993 at average of $6.12
     per share                                                427,275          8,546    2,386,770
   January 1994 at average of $6.24
     per share                                                222,100          4,442    1,259,545
   March 1994 at $5.30 per share                               51,000          1,020      244,088
Common stock issued in payment of
   offering expenses                                              974             19        8,868
Net loss                                                                                             (4,613,042)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                    -          -   4,813,029         96,261   25,128,204   (21,282,691)        -         -
Private placements:
    April 1994 at $4.00 per share                             100,000          2,000      378,000
    August 1994 at $4.485 per share                           100,000          2,000      423,575
    September 1994 at $3.80 per share                         250,000          5,000      886,428
Net loss                                                                                             (3,754,968)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                    -          -   5,263,029       $105,261  $26,816,207  ($25,037,659)        -         -
Private placements:
    November 1995 at $1.25 per share                        2,788,000        $55,760   $2,864,383
Net loss                                                                                            ($3,255,903)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                   8,051,029       $161,021  $29,680,590  ($28,293,562)        -         -
Private placement of convertible
  preferred stock                     50,001.5  $1,250,038                              7,291,688
Warrants exercised                                            100,000          2,000       92,000
Issuance of warrants for services                                                          45,000
Convertible preferred stock dividend                                                    1,165,261    (1,165,261)
Net loss                                                                                             (3,897,366)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997             50,001.5  $1,250,038  8,151,029       $163,021  $38,274,539  ($33,356,189)        -         -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOW

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

                                                   Years ended March 31,                September 23, 1983
                                       -------------------------------------------        (inception) to
                                           1997            1996           1995            March 31, 1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss before convertible
  preferred stock dividends            ($3,897,366)    ($3,255,903)    ($3,754,968)        ($32,190,928)
Adjustments to reconcile net loss
 before convertible preferred
 stock dividends to net cash
 used by operating activities:
   Depreciation and amortization           109,731         123,427         171,135            1,583,744
   Non-cash compensation expense
    upon issuance of common stock,
    stock options and warrants              45,000               -               -              520,296
   Net book value of asset disposals        17,064           5,506           8,783              165,316
   Option income from retirement
    of stock or amounts previously
    advanced by customer                         -               -               -             (400,000)
   Changes in assets and liabilities:
     Accounts receivable                   (96,398)          6,405         219,505              (99,067)
     Inventory                                (770)          7,060         (38,890)             (41,680)
     Prepaid expenses and other assets       8,634           3,349         (35,744)             (98,286)
     Accounts payable                      509,214          (2,505)        (37,937)             723,523
     Accrued expenses                     (217,353)        263,486        (216,845)              17,551
     Customer advances                           -         (30,888)        (11,012)             140,863
     Other liabilities                      (7,842)        (11,895)        (11,895)              (4,866)
----------------------------------------------------------------------------------------------------------
   Net cash used by operating
    activities                          (3,530,086)     (2,891,958)     (3,707,868)         (29,683,534)
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of short-term investments     (4,981,435)     (1,288,106)       (992,326)         (10,461,867)
Maturities of short-term investments     1,288,106         992,326       3,200,000            5,480,432
Capital expenditures                        (9,764)        (51,596)        (33,399)            (831,427)
Patent costs                               (31,799)        (61,823)       (112,027)            (912,427)
Other                                        8,825               -               -                7,829
----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
    investing activities                (3,726,067)       (409,199)      2,062,248           (6,717,460)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issuance of notes payable                  524,467         325,426         318,172            2,183,868
Repayment of notes payable                (524,467)       (325,426)       (318,172)          (1,965,124)
Repayment of capital lease
 obligations                                (4,625)        (37,087)        (27,641)            (179,607)
Long-term customer advances                      -               -        (500,000)             100,000
Issuance of common and convertible
 preferred stock                         8,635,726       2,920,143       1,697,003           37,983,956
Issuance of stock warrants                       -               -               -               62,500
----------------------------------------------------------------------------------------------------------
   Net cash provided by financing
    activities                           8,631,101       2,883,056       1,169,362           38,185,593
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                    1,374,948        (418,101)       (476,258)           1,784,599
Cash and cash equivalents at
 beginning of period                       409,651         827,752       1,304,010                    -
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end
 of period                              $1,784,599        $409,651        $827,752           $1,784,599
----------------------------------------------------------------------------------------------------------
Cash paid for interest                     $36,210         $18,804        $143,909             $495,060
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Pacific Pharmaceuticals, Inc. and its wholly owned subsidiaries, Perio Test, Inc. and XYX Acquisition Corp. (collectively, the "Company"). The Company was incorporated under the laws of the State of Delaware on September 23, 1983. For the period of inception to date, the Company's activities have been directed primarily toward the development and commercialization of products based on biopharmaceutical research. On August 7, 1997, the Company's stockholders approved an amendment to the Certificate of Incorporation to change the name of the Company to Pacific Pharmaceuticals, Inc. The Company was formerly known as Xytronyx, Inc. (See
Note 8).


PRINCIPLES OF CONSOLIDATION - All significant intercompany balances and transactions have been eliminated in consolidation.


DEVELOPMENT STAGE - The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7"). Among the disclosures required by FAS 7 are that the Company's financial statements be identified as those of a development stage enterprise, and that the consolidated statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.


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

PROPERTY AND EQUIPMENT - Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the related assets, which are principally five and ten years. Property and equipment are summarized as follows:

                                                          March 31
                                                     1997         1996
                                                   --------     --------
    Laboratory equipment                           $357,139     $602,613
    Office furniture and equipment                  157,966      169,627
    Leasehold improvements                            3,799       29,186
    Total property and equipment                    518,904      801,426
    Less accumulated
     depreciation and amortization                 (436,341)    (666,192)
                                                   --------     --------
    Total                                          $ 82,563     $135,234
                                                   --------     --------
                                                   --------     --------

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

ACCRUED EXPENSES - Accrued expenses consist of the following:

                                                         March 31
                                                     1997         1996
                                                   --------     --------
    Accrued compensation                           $ 25,185     $ 67,925
    Accrued clinical trial expenses                 133,438      306,674
    Other                                             2,951        4,328
    Total                                          $161,574     $378,927
                                                   --------     --------
                                                   --------     --------

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

2.   STOCKHOLDERS' EQUITY


PRIVATE PLACEMENTS OF EQUITY SECURITIES - In fiscal year 1997, the Company completed a private equity financing ("1997 Private Placement") in two stages with the initial closing completed on December 19, 1996 (the "Initial Closing") and the final closing completed on March 7, 1997 (the "Final Closing") in which it raised $10,000,000 (net proceeds to the Company of $8,542,000) through the sale of 100 Premium Preferred Units ("Units") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. The placement agent, Paramount Capital Inc. ("Paramount"), who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $900,000 and a non-accountable expense allowance of $410,753. The Company will also pay a commission to Paramount of 6% of the gross proceeds received upon any exercise of the warrants. Additionally, in connection with the 1997 Private Placement and in connection with its provision of financial advisory services to the Company, Paramount received a Unit Purchase Option and an Advisory Option (the "Options") which, in the aggregate, entitle Paramount to purchase 25 Units at an exercise price equal to 110% of the per unit price paid by investors in the 1997 Private Placement. Accordingly, the Options would entitle the holders thereof, upon exercise, to receive (i) 12,500 shares of Preferred Stock, convertible into 2,604,245 shares of Common Stock, and (ii) Warrants to purchase 1,250,038 shares of Common Stock. Each share of Preferred Stock may be converted at the option of the holder into 208.33333 shares of Common Stock or $0.96 per share of Common Stock which for the Initial Closing is a 23% discount from the closing market price on December 19, 1996 and a 36% discount for the Final Closing from the closing price on March 7, 1997. In addition, the conversion price is subject to further adjustment on March 7, 1998, if the average closing bid price of the common stock for the thirty consecutive trading days immediately preceding that date is less than 130% of the conversion price as adjusted, subject to a limit on the number of shares that may be issued pursuant to such reset. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share and may be exercised until March 7, 2007. The securities sold in the 1997 Private Placement have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In accordance with the terms of the Private Placement, the Company has filed a registration statement with respect to resale of certain of the securities to be offered. The Company also agreed with the investors in the 1997 Private Placement that it would use its best efforts to increase the authorized Common Stock of the Company to 100,000,000 shares within 90 days after the Final Closing, but in any event no later than 270 days after such date. However, in a letter amendment ("Letter Amendment") to the Subscription Agreement, approximately 90% of subscribers to the Private Placement representing a majority of the voting shares agreed to vote in favor of an amendment to the Certificate of Incorporation to increase the authorized number of common shares to 100,000,000 shares at the Company's Annual Meeting held on August 7, 1997, making such authorization perfunctory (See Note 8). Holders of the Preferred Stock will be entitled to receive dividends, when and if declared by the Board of Directors. The Company does not intend to pay cash dividends on the Preferred Stock or the underlying Common Stock for the foreseeable future. Liquidating rights for preferred stockholders are $260.00 per share plus accrued, but unpaid dividends.

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

The Preferred Stock is convertible into Common Stock upon issuance, except that most of the subscribers to the Private Placement signed a Letter Amendment prior to March 31, 1997, in which they agreed not to convert any of the Preferred Stock until the underlying Common Stock is registered. The Letter Amendment provides that they may convert the Preferred Stock into Common Stock in accordance with the Lock-up mentioned in the prior paragraph. The assumed effective date of the registration statement for the Common Stock underlying the Preferred Stock conversion is July 1, 1997.

Under the terms of the Placement Agency agreement the Company signed with Paramount, Paramount will provide financial advisory services to the Company for an 18 month period beginning after the final closing. The Company will pay Paramount $2,500 per month and has agreed to sell to Paramount 2.5 Units at a price equal to 110% of the unit price paid by investors in the 1997 Private Placement. The convertible Preferred Stock contained in the Units convert into 260,417 shares of the Company's common stock ("Advisory Stock"). There are also warrants ("Advisory Warrants") to purchase 125,000 shares of the Company's common stock at $1.00 per share attached to the Units, which are exercisable until March 7, 2007. The market price of the Company's common stock on March 7, 1997 was $1.50 per share. The Company valued the Advisory Stock at approximately $335,000 and the Advisory Warrants at approximately $162,000 using a generally accepted valuation program in accordance with SFAS 123. The Company began amortizing these advisory services over 18 months beginning in April 1997.


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

In May 1996, the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which the Company acquired an exclusive world-wide license to a certain technology, Photodynamic Immunotherapy ("PDIT") treatment for cancer (See Note 4). Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $50,000 and must pay a minimum royalty of $50,000 per year. The value of the warrant was based upon the negotiated terms of the agreement. The first year royalty is payable in two stages, 1) $25,000 due upon execution of the agreement and 2) $25,000 due upon submission of an Investigational New Drug ("IND") application to the U. S. Food and Drug Administration ("FDA"). The value of the warrants will be recognized as an expense in similar stages and amounts. During the year ended March 31, 1997, the Company recorded $50,000 in product development expense related to the agreement which included a $25,000 royalty payment and $25,000 related to the issuance of warrants.

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


As described in Note 4, a stipulated settlement agreement was completed in June 1994 under which the Company issued Class B warrants to purchase 309,734 shares of common stock at an exercise price of $22.00 per share, exercisable for a period of five years from date of issuance. The settlement warrants were issued on August 11, 1996 and expire in August 2001. The Company valued the Class B warrants using a generally accepted valuation program and determined that the value was immaterial.


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

The following table summarizes stock option activity for the fiscal years ended March 31, 1995, 1996 and 1997:

                                    Number     Weighted Average
                                  of Shares     Exercise Price
                                  ---------     --------------
  Outstanding March 31, 1994        638,353         $11.51
     Granted                        435,000         $ 5.18
     Exercised                            -              -
     Canceled                       (21,713)        $12.72
                                  ---------         ------
  Outstanding March 31, 1995      1,051,640         $ 8.87
     Granted                        182,000         $ 2.21
     Exercised                            -              -
     Canceled                      (320,340)        $11.51
                                  ---------         ------
  Outstanding March 31, 1996        913,300         $ 6.59
     Granted                      1,054,000         $ 1.15
     Exercised                            -              -
     Canceled                      (257,300)        $ 5.10
                                  ---------         ------
  Outstanding March 31, 1997      1,710,000         $ 3.08
                                  ---------         ------
                                  ---------         ------

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

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1997:

                     OPTIONS OUTSTANDING      OPTIONS EXERCISABLE


                                WEIGHTED
                                AVERAGE    WEIGHTED               WEIGHTED
                               REMAINING   AVERAGE                 AVERAGE
   RANGE OF        NUMBER     CONTRACTUAL  EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES   LIFE (YRS)    PRICE    EXERCISABLE    PRICE
---------------   ---------   -----------  --------  -----------  --------
  $1.13-$1.75     1,064,000       9.7       $ 1.15     134,325     $ 1.14
   2.25-4.25        348,000       3.7         2.53      87,600       2.81
   5.13-22.00       298,000       3.2        10.58     267,800      10.90
                  ---------                            -------
 $1.13-$22.00     1,710,000       7.4       $ 3.08     489,725     $ 6.78
                  ---------                            -------
                  ---------                            -------

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

During the year ended March 31, 1996 the Company entered into two agreements under which it granted exclusive rights relating to its Kephra photochromic technology. One agreement relates to the exclusive use of Kephra in the U.S. and Canadian soft-drink markets expires in June 1997, unless renewed for an additional eighteen months with a minimum royalty payment. The second relates to the exclusive worldwide use of Kephra in the production of watches and expires in July 1997.

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

LEASES - The capitalized cost and accumulated depreciation of property under capital lease obligations included in property and equipment is as follows:

                                           March 31
                                        1997     1996
                                      -------  ---------
     Laboratory equipment                   -  $ 135,156

     Office furniture and equipment   $23,918     23,918
     Less accumulated depreciation     (6,176)  (137,548)
                                      -------  ---------
     Net property under capital
      lease obligations               $17,742  $  21,526
                                      -------  ---------
                                      -------  ---------


Future minimum lease commitments and rental payments are summarized as follows for the year ending March 31:

                                    Capital    Operating
                                     Leases      Lease
                                   --------    ---------
     1998                          $ 5,640      $27,467
     1999                            5,640      -------
     2000                            5,640      -------
     2001                            2,820
     2002                                -
                                   --------
                                    19,740
     Less imputed interest          (1,998)
                                   --------
     Present value of minimum
      future lease payments        $17,742
                                   --------
                                   --------

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


LITIGATION - During 1992, the Company was the target of a consolidated stockholder class action complaint. Although management believed the claim to be without merit, the Company concluded that it was in the best interest of the Company to settle the matter. Such action was ultimately settled during fiscal 1995 with a cash payment of $2,800,000 to the plaintiff class, all of which was paid by the Company's insurers. Additionally, in fiscal year 1997, the Company issued to the plaintiff class five year Class B Warrants to purchase 309,734 shares of Common Stock at an exercise price of $22.00 per share. The Class B Warrants were issued on August 11, 1996 and expire in August 2001. The Company valued the Class B warrants using a generally accepted valuation program and determined that the value was immaterial.


REVIEW OF AMERICAN STOCK EXCHANGE LISTING - The Company has been informed that it is out of compliance with certain listing requirements of the American Stock Exchange. The Company is in discussions with the Exchange regarding the Company's financial condition and the status of its listing, however, there can be no assurance that the listing will be continued.

5.   INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            March 31
                                                       1997           1996
                                                   -----------    -----------
Deferred tax assets:
  Capitalized research expense                     $   276,000    $   202,000
  Accruals not currently deductible                     41,000        179,000
  Net operating loss carryforwards                  11,647,000     10,207,000
                                                   -----------    -----------
  Research and development and other credits           634,000        472,000
     Total deferred tax assets                      12,598,000     11,060,000
Deferred tax liabilities - patent expense              (65,000)       (78,000)
     Total net deferred tax assets                  12,533,000     10,982,000
Valuation allowance for deferred tax assets        (12,533,000)   (10,982,000)
                                                   -----------    -----------
   Net deferred tax assets                         $         0   $          0
                                                   -----------    -----------
                                                   -----------    -----------

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


On August 7, 1997, the Company's stockholders approved an amendment to the Certificate of Incorporation to change the name of the Company to Pacific Pharmaceuticals, Inc. The Company was formerly known as Xytronyx, Inc. On the same date, the stockholders approved increases in the authorized number of common shares from 30,000,000 to 100,000,000 and preferred shares from 300,000 to 2,000,000.

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

               Exhibits
               --------

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.1            Agreement and Plan of Merger between the Registrant, XYX
               Acquisition Corp., and Binary Therapeutics, Inc. dated June 4,
               1996. (20)


2.2 Letter Agreement dated February 27, 1997 amending the Agreement and Plan of Merger (25)


3.1            Certificate of Incorporation of the Registrant.  (1)

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

3.11 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on April 8, 1996. (20)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
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

4.6 Certificate of Designations of Series A Convertible Preferred Stock of Xytronyx, Inc. (23)

4.7 Warrant Agreement for "Class B" Warrants including Form of Class B Warrant (24)


4.8 Amendment No. 2 to Rights Agreement among Xytronyx, Inc., First Chicago Trust Company of New York and American Stock Transfer & Trust Company dated August 15, 1996. (25)

4.9 Amendment No. 3 To Rights Agreement between Xytronyx, Inc and American Stock Transfer & Trust Company dated December 17, 1996. (25)


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

10.8 Research Agreement dated January 28, 1986 between the Company and the University of Washington. (8)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
10.9           Research Agreement dated March 4, 1987 between the Registrant and the University of Washington. (3)

10.10*         Nonqualified Stock Option Plan of the Registrant, as amended. (8)

10.11*         Incentive Stock Option Plan of the Registrant, as amended.  (8)

10.12* Stock Option Plan for Nonemployee and Non-Consultant Directors of the Registrant. (8)

10.13*         Stock Option Agreement between the Registrant and Morris
               Weeden.  (8)

10.14*         Stock Option Agreement between the Registrant and William
               Jorgenson.  (8)

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

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
10.37*         Stock Option Agreement between the Registrant and Dr. Peter
               Baram.  (17)

10.38 Purchase Agreement dated April 30, 1994 between the Registrant and Purely Hawaiian Licensing, Inc. (17)

10.39*         Stock Option Agreement between the Registrant and Larry O.
               Bymaster.  (18)

10.40*         Stock Option Agreement between the Registrant and Rand P.
               Mulford.  (18)

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


10.47* Employment Agreement between Xytronyx, Inc. and H. Laurence Shaw dated December 16, 1996 (22)


10.48 Form of Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.49 Form of Amendment No. 1 to Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.50 Form of Subscription Agreement between Company and certain Selling Stockholders. (24)


10.51* Employment Agreement dated January 1, 1997 between the Company and Larry O. Bymaster (25)

10.52* Consulting Agreement dated June 1, 1997 between the Company and Donna Shaw, Ph.D. (25)

10.53* Employment Agreement dated April 18, 1997 between the Company and Anil Singhal, Ph.D. (25)

10.54*         Promissory Note dated May 9, 1997 between the Company and Dr. H.
               Laurence Shaw (25)


*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------


21.            Subsidiaries of the Registrant.  (25)


23.            Independent Auditors' Consent.  (5)

27.            Financial Data Schedule (5)

99.            Independent Auditors'  Report.  (5)

------------------
(1) Previously filed together with the Registrant's Registration Statement on Form S-18 (File No. 2-98072) dated May 30, 1985.

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

(20) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1996

(21) Previously filed together with the Registrant's Current Report on Form 8-K (File No. 0-14838) on April 1, 1996.

(22) Previously filed together with the Registrant's Quarterly Report on Form
     10-Q for the quarter     ended September 30, 1996

(23) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996

(24) Previously filed together with the Registrant's Registration
     Statement on Form S-3 (File No. 333- 26109) dated April 28, 1997


(25) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-9613) dated March 31, 1997


     (b)  Reports on Form 8-K.


     A report on Form 8-K, dated March 7, 1997, was filed under Item 5 of Form 8-K with respect to the announcement that the Company completed the sale of $10,000,000 of Premium Preferred Units and other matters.


     A report on Form 8-K, dated June 10, 1997 was filed under Item 5 of Form 8-K with respect to the announcement that the Company received an approvable letter from the U.S. Food and Drug Administration for a premarket application for the Periodontal Tissue Monitor (PTM). The approval is contingent upon certain manufacturing requirements and labeling issues and the Company signed a letter of intent with Steri-Oss, a leading dental implant company, for the distribution of the Company's PTM, under a proposed five year agreement, Steri-Oss would be the exclusive distributor of PTM in North America and other countries, excluding Europe and Japan.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PACIFIC PHARMACEUTICALS, INC.


                                       By:  /s/ JAMES HERTZOG
                                          --------------------------------
                                          James Hertzog,
                                          Controller and
                                          Principal Financial Officer


                                       Date:  August 27, 1997