Form 10-Q
period 1997-03-30
PACIFIC PHARMACEUTICALS INC
filed 1997-11-13
CIK 731252

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                       for the Quarter Ended September 30, 1997
                            Commission file number 1-9613
                                                   ------


                            Pacific Pharmaceuticals, Inc.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)




             Delaware                                    36-3258753
      --------------------------------------------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)




               6730 Mesa Ridge Rd., Suite A,  San Diego, CA   92121
              -------------------------------------------------------
              (Address of principal executive offices)    (Zip  Code)


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

As of November 13, 1997, there were 9,972,282 shares of the registrant's Common Stock, $.02 par value outstanding.

                    PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)
                           INCORPORATED SEPTEMBER 23, 1983



                                        INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995............................................... 1

Part I - Financial Information
------------------------------

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheets -
              September 30, 1997 and March 31, 1997......................... 2

              Consolidated Statements of Operations -
              Three Months and Six Months Ended
              September 30, 1997 and 1996 and from
              September 23, 1983 (Inception) to
              September 30, 1997............................................ 3

              Consolidated Statements of Stockholders' Equity-
              Six Months Ended September 30, 1997 and 1996.................. 4

              Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 1997 and 1996
              and from September 23, 1983 (Inception) to
              September 30, 1997............................................ 5

              Notes to Consolidated Financial Statements.................... 6


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations................. 10


Part II - Other Information
---------------------------

    Item 2.   Changes in Securities......................................... 13

    Item 4.   Submission of Matters to a Vote of Security Holders........... 13

    Item 6.   Exhibits and Reports on Form 8-K.............................. 14

SIGNATURE     .............................................................. 14

              CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                        LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the Registration Statement on Form S-3 declared effective on September 4, 1997, and this Quarterly Report on Form 10-Q.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)




                                         SEPTEMBER 30, 1997      March 31, 1997
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $1,406,511          $1,784,599
Short-term investments                            3,493,220           4,981,435
Accounts receivable, net                             14,187              99,066
Inventory                                            69,572              41,677
Prepaid expenses                                    161,381              87,311
-------------------------------------------------------------------------------
    Total current assets                          5,144,871           6,994,088

Property and equipment, net                          83,188              82,563
Patent costs, net                                   124,810             157,597
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $5,352,869          $7,234,248
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $538,063            $723,523
Accrued expenses                                    219,835             161,574
Current portion of capitalized leases                 3,871               4,670
-------------------------------------------------------------------------------
    Total current liabilities                       761,769             889,767
-------------------------------------------------------------------------------

Capital leases, net of current portion               24,666              13,072
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value,
 2,000,000 shares authorized;
    44,120 and 50,002 shares issued and
     outstanding at September 30 and March 31,
     1997, respectively (liquidation
     preference $13,000,390)                      1,102,988         1,250,038
Common stock, $.02 par value, 100,000,000
 shares authorized;
    9,732,698 and 8,151,029 shares issued and
      outstanding at September 30 and March 31,
      1997, respectively                            194,654           163,021
Capital in excess of par value                   41,339,024        38,274,539
Deficit accumulated during the
 development stage                              (38,070,232)      (33,356,189)
-------------------------------------------------------------------------------
    Total stockholders' equity                    4,566,434         6,331,409
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $5,352,869        $7,234,248
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                    Three Months Ended       Six Months Ended
                                       September 30            September 30        September 23, 1983
                                   --------------------     -------------------      (inception) to
                                   1997            1996     1997           1996     September 30, 1997
------------------------------------------------------------------------------------------------------
REVENUES

   Product sales                   $     -      $ 7,672    $      700     $  12,697     $  1,950,931
   License fees and royalties           92            -           187             -          481,394
   Contract research                     -       17,700             -        21,672          268,063
   Marketing rights                      -            -             -             -        1,311,500
   Interest and other               65,171        5,726       165,659        21,561        1,805,772
-------------------------------------------------------    -----------------------------------------
Total revenues                      65,263       31,098       166,546        55,930        5,817,660
-------------------------------------------------------    -----------------------------------------

COSTS AND EXPENSES

   Cost of product sales            21,319       11,398        35,321        21,168        3,033,256
   Product development             661,365      567,933     1,022,264     1,289,421       15,986,792
   General and administrative      663,469      261,561     1,198,244       554,050       16,963,742
   Business development
     and marketing                  48,382       71,791       122,240       129,883        3,680,526
   Interest and other                  929       14,383        54,127        16,771          609,922
-------------------------------------------------------   -------------------------------------------
Total costs and expenses         1,395,464      927,066     2,432,196     2,011,293       40,274,238
-------------------------------------------------------   -------------------------------------------

Net loss before convertible
   preferred stock dividends    (1,330,201)    (895,968)   (2,265,650)   (1,955,363)     (34,456,578)
-------------------------------------------------------   -------------------------------------------

Convertible preferred stock
   dividends                     1,152,031            -     2,448,393             -        3,613,654

Net loss applicable to
   common shareholders         $(2,482,232)   $(895,968)  $(4,714,043)  $(1,955,363)    $(38,070,232)
-------------------------------------------------------   -------------------------------------------

Net loss per share
   of common stock                  ($0.29)      ($0.11)       ($0.56)       ($0.24)
-------------------------------------------------------   -----------------------------

Weighted average common
   stock outstanding             8,566,292    8,108,027     8,363,374     8,095,769
-------------------------------------------------------   -----------------------------

See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                 Convertible Preferred          Common                       Deficit
                                                         Stock                  Stock            Capital   Accumulated
                                                 ---------------------   -------------------    in Excess  During the
                                                                                                    of      Development
                                                  Shares    Par Value    Shares    Par Value     Par Value     Stage       Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                                               8,051,029  $161,021    $29,680,590 ($28,293,562) $1,548,049
Exercise of warrants                                                       68,750     1,375         63,250                   64,625
Issuance of warrants                                                                                25,000                   25,000
Net loss                                                                                                     (1,955,363) (1,955,363)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,1996                                            8,119,779  $162,396    $29,768,840 ($30,248,925)  ($317,689)
====================================================================================================================================


BALANCE AT MARCH 31, 1997                         50,002  $1,250,038   8,151,029  $163,021     $38,274,539 ($33,356,189) $6,331,409
EXERCISE OF WARRANTS                                                     356,250     7,125         327,750                  334,875
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK   (5,882)   (147,050)  1,225,419    24,508         122,542                      -
PREFERRED STOCK UNIT PURCHASE OPTION AS                                                                                         -
  COMPENSATION FOR FINANCIAL ADVISORY SERVICES                                                     165,800                  165,800
CONVERTIBLE PREFERRED STOCK DIVIDENDS                                                            2,448,393   (2,448,393)        -
NET  LOSS                                                                                                    (2,265,650) (2,265,650)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                     44,120  $1,102,988   9,732,698  $194,654     $41,339,024 ($38,070,232) $4,566,434
====================================================================================================================================

See Notes To Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                            Six Months Ended
                                                              September 30,           September 23, 1983
                                                       ----------------------------     (inception) to
                                                          1997             1996       September 30, 1997
-----------------------------------------------------------------------------------   ------------------
OPERATING ACTIVITIES
Net loss                                              $ (2,265,650)   $ (1,955,363)     $(34,456,578)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation and amortization                           43,324          55,620         1,627,068
    Non-cash expense upon issuance of common stock
         options, common stock and warrants                165,800          25,000           686,096
    Net book value of disposal of long-term assets          58,534               -           223,850
    Option income from retirement of stock
         or amounts previously advanced by customer              -               -          (400,000)
    Changes in assets and liabilities:
         Accounts receivable                                84,879             (27)          (14,188)
         Inventory                                         (27,895)          5,587           (69,575)
         Prepaid expenses and other assets                 (74,070)       (145,908)         (172,356)
         Accounts payable                                 (185,460)        366,364           538,063
         Accrued expenses                                   58,261         (42,362)           75,812
         Customer advances                                       -               -           140,863
         Other liabilities                                       -          (2,976)           (4,866)
----------------------------------------------------------------------------------      ------------
    Net cash used by operating activities               (2,142,277)     (1,694,065)      (31,825,811)


INVESTING ACTIVITIES
Purchases of short-term investments                              -               -       (10,461,867)
Maturities of short-term investments                     1,488,215       1,288,106         6,968,647
Capital expenditures                                       (12,776)         (3,865)         (844,203)
Patent costs                                               (44,208)         (7,865)         (956,635)
Other                                                            -               -             7,829
----------------------------------------------------------------------------------      ------------
    Net cash provided (used) by investing activities     1,431,231       1,276,376        (5,286,229)


FINANCING ACTIVITIES
Issuance of notes payable                                        -         218,966         2,183,868
Repayment of notes payable                                       -         (71,090)       (1,965,124)
Repayment of capitalized lease obligations                  (1,917)        (10,281)         (181,524)
Long-term customer advances                                      -               -           100,000
Issuance of common and preferred stock                     334,875          64,625        38,318,831
Issuance of warrants                                             -               -            62,500
----------------------------------------------------------------------------------      ------------
    Net cash provided by financing activities              332,958         202,220        38,518,551
----------------------------------------------------------------------------------      ------------
Net increase (decrease) in cash
    and cash equivalents                                  (378,088)       (215,469)        1,406,511
Cash and cash equivalents at beginning of period         1,784,599         409,651                 -
----------------------------------------------------------------------------------      ------------
Cash and cash equivalents at end of period             $ 1,406,511     $   194,182      $  1,406,511
----------------------------------------------------------------------------------      ------------


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

The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage enterprise, and that certain consolidated financial statements disclose activity since the date of the Company's inception.

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 1997 and March 31, 1997, and the results of operations for the three months and six months ended September 30, 1997 and 1996 and from September 23, 1983 (inception) to September 30, 1997. The results of operations for the three months and six months ended September 30, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have not been included as they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Dilutive EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as fully Diluted EPS illustrated in Accounting Principals Board Opinion No. 15 "EARNINGS PER SHARE".

The Company will be required to adopt the new method of reporting EPS starting with the quarter ended December 31, 1997. Based on the Company's historical results and capital structure, the anticipated results of implementing SFAS No. 128 would reflect net loss per share in materially the same manner as currently reported.

2.  PRODUCT APPROVAL AND DISTRIBUTION AGREEMENT

On June 23, 1997, the Company received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States for its Periodontal Tissue Monitor ("PTM") product. The Company also signed an agreement with Steri-Oss, a leading dental implant company, for the exclusive five-year distribution of PTM in North America and other countries, excluding Europe and Japan.

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

Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding expenses incurred by BTI during the option period. These expenses represent the majority of BTI's expenditures for the option period and are comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $628,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding, BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company is recording all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the six months ended September 30, 1997 and 1996, the Company advanced $586,000 and $429,000, respectively to BTI and such advances are included in product development expense. During the Option Period, the Company has advanced $1,869,000 to BTI.

4. NON-CASH CONVERTIBLE PREFERRED STOCK DIVIDEND

In fiscal year 1997, the Company did a private placement of Premium Preferred Units ("Units"), each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"). Subscribers to the private placement purchased the Units at a discount from the closing prices of the Company's common stock on December 19, 1996 and March 7, 1997. The resulting discount of $4,754,000 is considered a non-cash dividend ("Dividend") and is recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock is eligible for conversion into Common Stock. During the year ended March 31, 1997 and the six months ended September 30, 1997, the Company recognized a non-cash Dividend to Preferred Stockholders of $1,165,000 and $2,448,000, respectively. All of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock was registered with the Securities and Exchange Commission. A Registration Statement on Form S-3 became effective on September 5, 1997 and 25% of the underlying common stock is eligible for trading, and 25% will become unlocked in each 90 day interval following the effective date of the registration statement.

The Preferred Stock is convertible into Common Stock upon issuance, except that most of the subscribers to the Private Placement signed a letter amending the initial Subscription Agreement, in which they agreed not to convert any of the Preferred Stock until the underlying Common Stock is registered. The amendment provides that they may convert the Preferred Stock into Common Stock in accordance with the Lock-up mentioned in the prior paragraph. For the six months ended September 30, 1997, the estimated effective date of the registration statement was revised from July 1, 1997 to September 1, 1997. This change in estimate resulted in the reduction of $340,000 of convertible preferred stock dividends, or $.04 per common share for the six months ended September 30, 1997. The registration statement was declared effective on September 4, 1997.

5. FINANCIAL ADVISORY SERVICES

Under the terms of the Placement Agency Agreement the Company signed with Paramount Capital Inc.("Paramount"), Paramount will provide financial advisory services to the Company for an 18 month period beginning March 8, 1997. The Company will pay Paramount $2,500 per month and has agreed to sell to Paramount 2.5 Units at a price equal to 110% of the unit price paid by investors in the 1997 Private Placement. The convertible Preferred Stock contained in the Units converts into 260,417 shares of the Company's common stock ("Advisory Stock"). There are also warrants ("Advisory Warrants") to purchase 125,000 shares of the Company's common stock at $1.00 per share attached to the Units, which are exercisable until March 7, 2007. The market price of the Company's common stock on March 7, 1997 was $1.50 per share. The Company valued the Advisory Stock at $335,000 and the Advisory Warrants at $162,000 using a generally accepted valuation program in accordance with SFAS No. 123. The Company recorded $166,000 in general and administrative expenses as amortization of such value for the six months ended September 30, 1997 related to this agreement.

6.   RELATED PARTY TRANSACTION

Under the terms of the employment agreement with the Company's Chairman and President, Dr. H. Laurence Shaw, the Company is required to pay all of Dr. Shaw's relocation expenses, which totaled $181,000 during the six months ended September 30, 1997. In that regard, the Board of Directors approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made in May 1997 was paid back in September 1997.

7.  CHANGE IN AUTHORIZED CAPITAL

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

                    PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)
                           INCORPORATED SEPTEMBER 23, 1983

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Total revenues aggregated $65,000 for the quarter ended September 30, 1997, a $34,000 increase from revenues of $31,000 recorded during the same period of the prior year. Current quarter revenues relate primarily to interest income generated on the Company's cash balances. In the prior year quarter, the Company had product sales and contract research revenue related to its Kephra products.

Cost of product sales was $21,000, relating to quality assurance and patent amortization expenses on the Company's Periodontal Tissue Monitor (PTM) product. The Company completed product validation studies required by the FDA during the quarter and began producing PTM kits in anticipation of the U. S. product launch in October 1997.

Product development costs totaled $661,000 for the current quarter, an increase of $93,000 or 16% over the prior year second quarter costs of $568,000. The increase relates to the following areas: (i) an increase of $250,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer; (ii) an increase of $3,000 in expenses related to Cancer Immunotherapy technology for the treatment of cancer; (iii) a decrease of $94,000 in expenses related PTM product development, as the PTM product was approved by the FDA during the prior quarter and has moved out of the product development phase; and
(iv) a decrease of $66,000 in product development expenses related to the Company's Kephra product line and general product development costs. The Company is not actively seeking licensing opportunities or making product development expenditures for the Kephra product line.

General and administrative expenses for the current quarter were $663,000, an increase of $402,000 from the same period of the prior year. The Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services (see Note 5). The Company also incurred $181,000 of relocation expenses during the current quarter in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California (See Note 6). There were no such costs incurred during the same period of the prior year.

Business development costs for the current quarter totaled $48,000, a decrease of $23,000, or 33%, from the same quarter of the prior year.

Net loss before convertible preferred stock dividends for the quarter ended September 30, 1997 totaled $1,330,000 or a 48% increase over the prior year's first quarter loss of $896,000. This increase is a result of greater product development expenses and general and administrative expenses. Net loss per share of common stock for the quarter ended September 30, 1997 was $.29 compared to $.11 in the same quarter in the previous year. During the quarter ended September 30, 1997, the Company recognized a non-cash convertible preferred stock dividend of $1,152,000 (See Note 4). No such recognition occurred during the same quarter of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Total revenues aggregated $167,000 for the six months ended September 30, 1997, a $111,000 increase from revenues of $56,000 recorded during the same period of the prior year. Current year revenues relate primarily to interest income of $165,000 generated on the Company's cash balances. In the prior year, the Company had product sales of $13,000 and contract research revenue of $22,000 related its Kephra products.

Cost of product sales was $35,000, relating to quality assurance and patent amortization expenses on the Company's Periodontal Tissue Monitor (PTM) product. The Company completed product validation studies required by the FDA during in the current year and began producing PTM kits in anticipation of the U. S. product launch in October 1997.

Product development costs for the current year were $1,022,000, a decrease of $267,000 or 21% over the prior year costs. The decrease relates primarily to the following areas: (i) an increase of $178,000 in funding of BTI's product development expenses related to PDT; (ii) a decrease of $73,000 in expenses related to Cancer Immunotherapy technology for the treatment of cancer; (iii) a decrease of $204,000 in expenses related to PTM product development; and (iv) a decrease of $170,000 in product development expenses related to the Company's Kephra product line and general product development expenses.

General and administrative expenses for the current year were $1,198,000, an increase of $644,000 from the same period of the prior year. The Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services (see Note 5). The Company also incurred $181,000 in relocation expenses during the six months ended September 30, 1997 in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California (See Note
6). There were no such costs incurred during the same period of the prior year.

Business development costs for the current year totaled $122,000, a decrease of $8,000, or 6%, from the same period of the prior year.

Net loss before convertible preferred stock dividends for the six months ended September 30, 1997 totaled $2,266,000 or a 16% increase over the prior year loss of $1,955,000. This increase is a result of greater general and administrative expenses offset by lower product development costs. Net loss per share of common stock for the six months ended September 30, 1997 was $.56 compared to $.24 in the same period in the previous year. During the six months ended September 30, 1997, the Company recognized a non-cash convertible preferred stock dividend of $2,448,000 (See Note 4). No such recognition occurred during the same period of the prior year.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at September 30, 1997 totaled $4,900,000, a $1,866,000 decrease from the March 31, 1997 balance. Working capital at September 30, 1997 decreased by $1,721,000 from March 31, 1997 to $4,383,000. These decreases were primarily due to the net loss before convertible preferred stock dividends for the six months ended September 30, 1997 and pay down of certain current liabilities.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through September 1998, based on a continuation of the pattern of expenses which have prevailed during fiscal years 1997 and 1998. Unanticipated expenses or working capital requirements could, however, shorten that period.

In May 1996, the Company entered into an agreement with Hawe-Neos Dental to distribute the PTM in Europe. In August 1997, the Company signed an exclusive five year renewable distribution agreement with Steri-Oss, Inc. to distribute the Company's PTM product in the United States and other countries not covered by an existing distribution agreement (See Note 2). In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital which may cause an increase in the net utilization of cash. However, there can be no assurance that any of its existing or future marketing partners will order the PTM products in significant quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the PDIT treatment of cancer. The Company has incurred $464,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In September 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). Under the agreement as amended, the Company has spent $1,869,000 and is currently funding substantially all expenses of BTI, which consist primarily of product development expenses, and expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI (See Note 3).

PART II-OTHER INFORMATION

Item 2. Changes in Securities

On August 7, 1997, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000, and to increase the authorized number of shares of preferred stock from 300,000 to 2,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on August 7, 1997, the following matters were voted on and approved:

1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Dr. H. Laurence Shaw, Mr. Jack Halperin, Mr. John G. Kringel, Mr. Elliott H. Vernon, Mr. Jerry A. Weisbach and
    Mr. Michael S. Weiss. 15,054,217 voting shares voted in favor of all of the Directors, or 96.8%, and 497,408, or 3.2% abstained.

2. An amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock of the Company from 30,000,000 to 100,000,000, and increasing the number of authorized shares of Preferred Stock of the Company from 300,000 to 2,000,000. 10,078,639 voting shares voted in favor of the amendment, or 90.5%, 954,640 voting shares voted against the amendment, or 8.6%, and 106,674, or 1.0% abstained.

3. An amendment to the Company's Certificate of Incorporation to change the name of the Company to Pacific Pharmaceuticals, Inc. 15,188,312 voting shares voted in favor of the amendment, or 97.7%, 296,233 voting shares voted against the amendment, or 1.9%, and 66,580, or .4% abstained.

4. Adoption of the Company's Equity Incentive Stock Option plan for key employees and consultants. 15,514,054 voting shares voted in favor, or 92.0%, 1,235,233 voting shares voted against, or 7.3%, and 117,114, or .7% abstained.

5. Adoption of the Company's Stock Option Plan for Non-Employee Directors. 10,444,843 voting shares voted in favor, or 88.0%, 1,323,661 voting shares voted against, or 11.2%, and 97,928, or .8% abstained.

6. To ratify the Board of Directors selection of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending
    March 31, 1998. 15,273,917 voting shares voted in favor, or 98.2%, 233,883 voting shares voted against, or 1.5%, and 43,325, or .3% abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


B.) REPORTS ON FORM 8-K

Date of  Report             Item Reported            Financial Statements Filed
---------------            -------------            --------------------------

September 24, 1997   News release dated August 26,                 No
                     1997, announcing that the
                     Company signed a five-year
                     renewable distribution
                     agreement with Steri-Oss, Inc.
                     to exclusively distribute the
                     Periodontal Tissue Monitor in
                     North America and other
                     countries not covered by other
                     distribution agreements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Pacific Pharmaceuticals, Inc.


Date:  November 13, 1997           /s/  James Hertzog
                                   ------------------------------
                                   James Hertzog
                                   Chief Accounting Officer
                                   (Principal Accounting Officer and Officer
                                   duly authorized to sign this report on
                                   behalf of the registrant)