Form 10-Q
period 1997-12-31
PACIFIC PHARMACEUTICALS INC
filed 1998-02-13
CIK 731252

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                      for the Quarter Ended December 31, 1997
                           Commission file number 1-9613
                                                  ------

                              PACIFIC PHARMACEUTICALS, INC.
            -------------------------------------------------------------
               (Exact name of registrant as specified in its charter)




                 DELAWARE                                     36-3258753
   -----------------------------------------------------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)




   6730 MESA RIDGE RD., SUITE A,  SAN DIEGO, CA                  92121
   -----------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)



                                   (619) 550-3900
                ----------------------------------------------------
                (Registrant's Telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      -----
As of February 12, 1998, there were 10,323,427 shares of the registrant's Common Stock, $.02 par value outstanding.

                     PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           (A Development Stage Enterprise)
                           Incorporated September 23, 1983

                                       INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995. . . . . . . . . . . . . . . . . . . . . . .1

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

               Consolidated Balance Sheets -
               December 31, 1997 and March 31, 1997. . . . . . . . . . . .2

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               December 31, 1997 and 1996 and from
               September 23, 1983 (Inception) to
               December 31, 1997 . . . . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Stockholders' Equity-
               Nine Months Ended December 31, 1997 and 1996  . . . . . . .4

               Consolidated Statements of Cash Flows -
               Nine Months Ended December 31, 1997 and 1996
               and from September 23, 1983 (Inception) to
               December 31, 1997 . . . . . . . . . . . . . . . . . . . . .5

               Notes to Consolidated Financial Statements. . . . . . . . .6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .10


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

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

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)




                                                                             December 31, 1997  March 31, 1997
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $416,942    $1,784,599
Short-term investments                                                               3,496,647     4,981,435
Accounts receivable, net                                                                75,070        99,066
Inventory                                                                               38,637        41,677
Prepaid expenses                                                                       107,622        87,311
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                            4,134,918     6,994,088

Property and equipment, net                                                             78,993        82,563
Patent costs, net                                                                      126,753       157,597
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $4,340,664    $7,234,248
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                      $236,772      $723,523
Accrued expenses                                                                       249,221       161,574
Current portion of capitalized leases                                                    3,967         4,670
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         489,960       889,767
--------------------------------------------------------------------------------------------------------------

Capital leases, net of current portion                                                  23,593        13,072
--------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value, 2,000,000 shares authorized;
     41,606 and 50,002 shares issued and outstanding at December 31
     and March 31, 1997, respectively (liquidation preference $10,818,000)          1,040,188     1,250,038
Common stock, $.02 par value, 100,000,000 shares authorized;
     10,321,237 and 8,151,029 shares issued and outstanding at
     December 31 and March 31, 1997, respectively                                     206,422       163,021
Capital in excess of par value                                                     42,199,926    38,274,539
Deficit accumulated during the development stage                                  (39,619,425)  (33,356,189)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                     3,827,111     6,331,409
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $4,340,664    $7,234,248
--------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                            Three Months Ended            Nine Months Ended
                                                December 31                  December 31        September 23, 1983
                                         ------------------------      ----------------------     (inception) to
                                            1997           1996          1997            1996    December 31, 1997
-----------------------------------------------------------------      ---------------------------------------------
REVENUES

   Product sales                         $  68,810       $  8,294      $  69,510      $  20,991          $2,019,741
   License fees and royalties                  145            836            332            836             481,539
   Contract research                             -         17,500              -         39,172             268,063
   Marketing rights                              -              -              -              -           1,311,500
   Interest and other                       59,175          3,562        224,834         25,123           1,864,947

--------------------------------------------------------------------------------------------------------------------
Total revenues                             128,130         30,192        294,676         86,122           5,945,790
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES

   Cost of product sales                    87,471         29,642        122,792         50,810           3,120,727
   Product development                     411,042        482,872      1,433,306      1,772,293          16,397,834
   General and administrative              474,538        219,667      1,672,782        773,717          17,438,280
   Business development
     and marketing                          36,888          9,677        159,128        139,560           3,717,414
   Interest and other                        1,598         33,622         55,725         50,393             611,520

--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                 1,011,537        775,480      3,443,733      2,786,773          41,285,775
--------------------------------------------------------------------------------------------------------------------

Net loss before convertible
   preferred stock dividends              (883,407)      (745,288)    (3,149,057)    (2,700,651)        (35,339,985)
--------------------------------------------------------------------------------------------------------------------

Convertible preferred stock
   dividends                               665,786        138,259      3,114,179        138,259           4,279,440

Net loss applicable to
   common shareholders                 $(1,549,193)     $(883,547)   $(6,263,236)   $(2,838,910)       $(39,619,425)
--------------------------------------------------------------------------------------------------------------------
Net loss per share
   of common stock                          ($0.16)        ($0.11)        ($0.70)        ($0.35)
------------------------------------------------------------------   ---------------------------

Weighted average common
   stock outstanding                     9,986,058      8,131,736      8,906,236      8,087,737
------------------------------------------------------------------   ---------------------------

See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                            Deficit
                                                                                                         Accumulated
                               Convertible Preferred Stock           Common Stock           Capital       During the
                               -----------------------------  ---------------------------  in Excess      Development
                                    Shares      Par Value       Shares       Par Value    of Par Value       Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                                      8,051,029       $161,021    $29,680,590   ($28,293,562)   $1,548,049
Exercise of warrants                                              81,250          1,625         74,750                       76,375
Issuance of warrants                                                                            45,000                       45,000
Private placement of
 convertible preferred stock        16,725        418,125                                    2,492,025                    2,910,150
Convertible preferred stock
 dividends                                                                                     138,259       (138,259)          -
Net loss                                                                                                   (2,700,651)   (2,700,651)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1996         16,725     $  418,125      8,132,279       $162,646    $32,430,624   ($31,132,472)   $1,878,923
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


BALANCE AT MARCH 31, 1997           50,000     $1,250,038      8,151,029       $163,021    $38,274,539   ($33,356,189)   $6,331,409
EXERCISE OF WARRANTS                                             420,312          8,406        386,687                      395,093
ISSUANCE OF COMMON STOCK FOR
 SERVICES                                                          1,143             20            980                        1,000
CONVERSION OF PREFERRED STOCK
 INTO COMMON STOCK                  (8,394)      (209,850)     1,748,753         34,975        174,875                          -
PREFERRED STOCK UNIT PURCHASE
 OPTION AS COMPENSATION FOR
 FINANCIAL ADVISORY SERVICES                                                                   248,666                      248,666
CONVERTIBLE PREFERRED STOCK
 DIVIDENDS                                                                                   3,114,179     (3,114,179)          -
NET LOSS                                                                                                   (3,149,057)   (3,149,057)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997        41,606     $1,040,188     10,321,237       $206,422    $42,199,926   ($39,619,425)   $3,827,111
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                          Nine Months Ended
                                                             December 31,        September 23, 1983
                                                      ---------------------------  (inception) to
                                                          1997          1996      December 31, 1997
--------------------------------------------------------------------------------- -----------------
OPERATING ACTIVITIES
Net loss                                              ($3,149,057)   ($2,700,651)  ($35,339,985)
Adjustments to reconcile net loss to net cash
used by operating activities:
     Depreciation and amortization                         62,742         82,794      1,646,486
     Non-cash expense upon issuance of common stock
          options, common stock and warrants              248,666         45,000        768,962
     Net book value of disposal of long-term assets        58,534          2,648        223,850
     Option income from retirement of stock
          or amounts previously advanced by customer            -              -       (400,000)
     Changes in assets and liabilities:
          Accounts receivable                              23,996             53        (75,071)
          Inventory                                         3,040        (31,288)       (38,640)
          Prepaid expenses and other assets               (20,311)      (167,143)      (118,597)
          Accounts payable                               (486,751)       621,677        236,772
          Accrued expenses                                 87,647       (146,608)       105,198
          Customer advances                                     -              -        140,863
          Other liabilities                                 1,506         (2,976)        (3,360)
---------------------------------------------------------------------------------------------------
     Net cash used by operating activities             (3,169,988)    (2,296,494)   (32,853,522)

INVESTING ACTIVITIES
Purchases of short-term investments                             -              -    (10,461,867)
Maturities of short-term investments                    1,484,788      1,288,106      6,965,220
Capital expenditures                                      (16,637)        (4,927)      (848,064)
Patent costs                                              (58,321)       (23,508)      (970,748)
Other                                                           -              -          7,829
---------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities   1,409,830      1,259,671     (5,307,630)

FINANCING ACTIVITIES
Issuance of notes payable                                       -        218,966      2,183,868
Repayment of notes payable                                      -       (144,062)    (2,474,824)
Repayment of capitalized lease obligations                 (3,592)       (11,341)      (183,199)
Issuance of line of credit                                               509,700        509,700
Long-term customer advances                                     -              -        100,000
Issuance of common and preferred stock                    396,093      2,986,525     38,380,049
Issuance of warrants                                            -              -         62,500
---------------------------------------------------------------------------------------------------
     Net cash provided by financing activities            392,501      3,559,788     38,578,094
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
     and cash equivalents                              (1,367,657)     2,522,965        416,942
Cash and cash equivalents at beginning of period        1,784,599        409,651              -
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $416,942     $2,932,616       $416,942
---------------------------------------------------------------------------------------------------

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1997 and March 31, 1997, and the results of operations for the three months and nine months ended December 31, 1997 and 1996 and from September 23, 1983 (inception) to December 31, 1997. The results of operations for the three months and nine months ended
December 31, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's annual report on Form 10-K for the year ended March 31, 1997.

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

The Company adopted the new method of reporting EPS starting with this quarter ended December 31, 1997. Because the Company's common stock equivalents are anti-dilutive, the result of implementing SFAS No. 128 reflects net loss per share in materially the same manner as previously reported.

2.  PRODUCT APPROVAL AND DISTRIBUTION AGREEMENT

On June 23, 1997, the Company received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States for its Periodontal Tissue Monitor ("PTM") product. During the current year, the Company also signed two agreement with Steri-Oss, Inc., for the exclusive five-year distribution of PTM worldwide, except in Japan. The Company's agreement with Hawe Neos for distribution of PTM in Europe terminated in November 1997.

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

Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. In order to exercise its rights to consummate the merger, the Company will have to satisfy certain conditions, including funding expenses incurred by BTI during the option period. These expenses represent the majority of BTI's expenditures for the option period and are comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $653,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding, BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option. The Company is recording all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the nine months ended December 31, 1997 and 1996, the Company advanced $901,000 and $635,000, respectively to BTI and such advances are included in product development expense. During the Option Period, the Company has advanced $2,182,000 to BTI.

4. NON-CASH CONVERTIBLE PREFERRED STOCK DIVIDEND

In fiscal year 1997, the Company completed a private placement of Premium Preferred Units ("Units"), each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25.00 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"). Subscribers to the private placement purchased the Units at a discount from the closing prices of the Company's common stock on December 19, 1996 and March 7, 1997. The resulting discount of $4,754,000 is considered a non-cash dividend ("Dividend") and is recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock is eligible for conversion into Common Stock. During the year ended March 31, 1997 and the nine months ended December 31, 1997, the Company recognized a non-cash Dividend to Preferred Stockholders of $1,165,000 and $3,114,000, respectively. All of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock was registered with the Securities and Exchange Commission. A Registration Statement on Form S-3 became effective on September 4, 1997 and 50% of the underlying common stock is eligible for trading. 75% of the underlying common stock will be eligible for trading on March 4, 1998 and 100% on June 4, 1998.

The Preferred Stock is convertible into Common Stock upon issuance, except that most of the subscribers to the Private Placement signed a letter amending the initial Subscription Agreement, in which they agreed not to convert any of the Preferred Stock until the underlying Common Stock was registered. The amendment provides that they may convert the Preferred Stock into Common Stock in accordance with the Lock-up mentioned in the prior paragraph. For the nine months ended December 31, 1997, the estimated effective date of the registration statement was revised from July 1, 1997 to September 1, 1997. This change in estimate resulted in the reduction of $235,000 of convertible preferred stock dividends, or $.03 per common share for the nine months ended December 31, 1997. The registration statement was declared effective on September 4, 1997.

5. FINANCIAL ADVISORY SERVICES

Under the terms of the Placement Agency Agreement the Company signed with Paramount Capital Inc.("Paramount"), Paramount will provide financial advisory services to the Company for an 18 month period beginning March 8, 1997. The Company pays Paramount $2,500 per month and has agreed to sell to Paramount 2.5 Units at a price equal to 110% of the unit price paid by investors in the 1997 Private Placement. The convertible Preferred Stock contained in the Units converts into 260,417 shares of the Company's common stock ("Advisory Stock"). There are also warrants ("Advisory Warrants") to purchase 125,000 shares of the Company's common stock at $1.00 per share attached to the Units, which are exercisable until March 7, 2007. The market price of the Company's common stock on March 7, 1997 was $1.50 per share. The Company valued the Advisory Stock at $335,000 and the Advisory Warrants at $162,000 using a generally accepted valuation method. The Company recorded $249,000 in general and administrative expenses as amortization of such value for the nine months ended December 31, 1997 related to this agreement.

6. RELATED PARTY TRANSACTION

Under the terms of the employment agreement with the Company's Chairman and President, Dr. H. Laurence Shaw, the Company paid all of Dr. Shaw's relocation expenses, which totaled $182,000 during the nine months ended December 31, 1997. The Board of Directors also approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made in May 1997 was paid back in September 1997.

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

                   PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          INCORPORATED SEPTEMBER 23, 1983

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

Total revenues were $128,000 for the quarter ended December 31, 1997, a $98,000 increase from revenues of $30,000 recorded during the same period of the prior year. Current quarter revenues relate primarily to sales of $69,000 of the Company's Periodontal Tissue Monitor ("PTM") kits and interest income of $59,000 generated on the Company's cash balances. In the same period of the prior year, the Company had product sales and contract research revenue related to its Kephra products.

Cost of product sales was $87,000, relating to manufacturing and quality assurance costs on the Company's PTM sales. Costs of product sales during the same period in the prior year related to manufacturing costs for the Company's Kephra products sold.

As the Company moves toward its first human clinical trials, spending on product development was concentrated on its photodynamic therapy cancer treatment, BOPP and Cancer Immunotherapy. Total product development costs were $411,000 for the current quarter, a decrease of $72,000 or 15% over the prior year third quarter costs of $483,000. The decrease relates to the following areas: (i) an increase of $64,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer; (ii) a decrease of $32,000 in expenses related to Cancer Immunotherapy technology;
(iii) a decrease of $37,000 in expenses related to PTM product development, as the PTM product was approved by the FDA during the current year and has moved out of the product development phase; and (iv) a decrease of $67,000 in product development expenses related to the Company's Kephra product line and general product development costs. The Company is not actively seeking licensing opportunities or making product development expenditures for the Kephra product line.

General and administrative expenses for the current quarter were $475,000, an increase of $255,000 from the same period of the prior year. The Company recognized an expense of $83,000 under the terms of a financial advisory agreement with the Company's placement agent, in which it granted a preferred stock purchase option in exchange for such services. The Company incurred higher general and administrative labor costs during the current quarter compared to the same period of the prior year.

Business development costs for the current quarter totaled $37,000, an increase of $27,000 from the same quarter of the prior year.

Net loss before convertible preferred stock dividends for the quarter ended December 31, 1997 totaled $883,000 or a 19% increase over the prior year's third quarter loss of $745,000. This increase, as explained above, is a result of greater general and administrative expenses, somewhat offset by greater revenue. Net loss per share of common stock for the quarter ended December 31, 1997 was $.16 compared to $.11 in the same quarter in the previous year. During the quarter ended December 31, 1997, the Company recognized a non-cash convertible preferred stock dividend of $666,000 compared to $138,000 during the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

Total revenues aggregated $295,000 for the nine months ended December 31, 1997, a $208,000 increase from revenues of $86,000 recorded during the same period of the prior year. Current year revenues relate primarily to interest income of $225,000 generated on the Company's cash balances and sales of the Company's PTM product. In the prior year, the Company had product sales of $21,000 and contract research revenue of $39,000 related to its Kephra products.

Cost of product sales was $123,000, relating to manufacturing and quality assurance costs on the Company's PTM product. The Company completed product validation studies required by the FDA during the current year and began producing PTM for distribution in the United States. Costs of product sold during the same period in the prior year relate to manufacturing costs for the Company's Kephra products sold.

Product development costs for the current year were $1,433,000, a decrease of $339,000 or 19% over the prior year costs. The decrease relates primarily to the following areas: (i) an increase of $244,000 in funding of BTI's product development expenses related to PDT; (ii) a decrease of $105,000 in expenses related to Cancer Immunotherapy technology for the treatment of cancer;
(iii) a decrease of $241,000 in expenses related to PTM product development; and
(iv) a decrease of $237,000 in product development expenses related to the Company's Kephra product line and general product development expenses.

General and administrative expenses for the current year were $1,673,000, an increase of $899,000 from the same period of the prior year. The Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services. The Company also incurred $182,000 in relocation expenses during the nine months ended December 31, 1997 in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California. There were no such costs incurred during the same period of the prior year.

Business development costs for the current year totaled $159,000, a decrease of $20,000, or 14%, from the same period of the prior year.

Net loss before convertible preferred stock dividends for the nine months ended December 31, 1997 totaled $3,149,000 or a 17% increase over the prior year loss of $2,701,000. This increase is a result of greater general and administrative expenses somewhat offset by lower product development costs and increased revenue. Net loss per share of common stock for the nine months ended December 31, 1997 was $.70 compared to $.35 in the same period in the previous year. During the nine months ended December 31, 1997, the Company recognized a non-cash convertible preferred stock dividend of $3,114,000 compared to $138,000 during the same period of the prior year.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments at December 31, 1997 totaled $3,914,000, a $2,853,000 decrease from the March 31, 1997 balance. Working capital at December 31, 1997 decreased by $2,459,000 from March 31, 1997 to $3,645,000. These decreases were primarily due to the net loss before convertible preferred stock dividends for the nine months ended December 31, 1997 and payment of certain current liabilities.

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

In August and December 1997 the Company signed exclusive five year renewable distribution agreements with Steri-Oss, Inc. to distribute the Company's PTM product worldwide, except in Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital which may cause an increase in the net utilization of cash. However, there can be no assurance that any of its existing or future marketing partners will order the PTM products in significant quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary technology in the treatment of cancer. The Company has incurred $535,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). Under the agreement as amended, the Company has spent $2,550,000 and is currently funding substantially all expenses of BTI, which consist primarily of product development expenses, and expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI.

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT

    10.56 Exclusive Distribution Agreement for European Territory dated December 1, 1997 between Pacific Pharmaceuticals, Inc. and Steri-Oss, Inc. Portions of this exhibit have been omitted pursuant to request for confidential treatment.

    10.57 Consulting Agreement dated November 14, 1997 between Pacific Pharmaceuticals, Inc. and Frank Barnes.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Pacific Pharmaceuticals, Inc.


Date:  February 12, 1998              /S/  JAMES HERTZOG
                                      -------------------------------
                                      James Hertzog
                                      Chief Accounting Officer
                                      (Principal Accounting Officer and Officer
                                      duly authorized to sign this report on
                                      behalf of the registrant)