Form 10-K
period 1998-03-31
PACIFIC PHARMACEUTICALS INC
filed 1998-07-13
CIK 731252

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

           ---------------------------------------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998            Commission File No. 1-9613

           ---------------------------------------------------------

                         PACIFIC PHARMACEUTICALS, INC.
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

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)
            ---------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $8,935,000 on July 8, 1998, when the closing price of such stock, as reported in the American Stock Exchange, was $0.50.

     *(Market value includes value of Series A Convertible Preferred Stock based upon conversion rate into Common Stock).

     The number of shares outstanding of the registrant's Common Stock, $.02 par value, as of July 8, 1998 was 11,257,021 shares.

          -------------------------------------------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE


1. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on August 13, 1998, which will be mailed on or about July 13, 1998 are incorporated into Part III hereof.

                                    PART 1

ITEM 1.   BUSINESS

SUMMARY

     Pacific Pharmaceuticals, Inc. and Subsidiaries (collectively, the "Company"), a development stage enterprise, is engaged primarily in the development and commercialization of medical products based on biotechnological research regarding the treatment and detection of cancer and other diseases.

O(6) BENZYLGUANINE

     During the fiscal year ended March 31, 1998, the Company acquired a worldwide exclusive license for O(6) Benzylguanine (BG), a series of related compounds and a gene therapy which the Company believes to enhance the effectiveness of a class of currently used chemotherapeutic agents (O(6) alkylators). These technologies are licensed to the Company from Pennsylvania State University, the National Institutes of Health (NIH), the University of Chicago, and Case Western Reserve University. The Company, in turn, assigned the License to its subsidiary, BG Development Corp. ("BGDC"). See--"BG Development Corp.; Proprietary Rights; Research and Development".

     BG and related compounds are small molecules for intravenous administration in the treatment of cancer. The Company believes BG to be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents, O(6)-alkylating agents, which include carmustine
(BCNU), lomustine (CCNU), dacarbazine (DTIC), streptozotocin, procarbazine, fomustine, and temozolomide. The Company believes that the effectiveness of alkylating chemotherapeutic agents against various tumors such as brain, prostate, colon cancers, melanoma and lymphoma is limited due to the ability of tumor cells to repair the DNA damage caused by the alkylating agents, because the DNA repair protein, AGT (O(6)-alkylguanine-DNA alkyltransferase), protects tumor cells by repairing the tumor cell DNA. The Company believes that BG inactivates the AGT protein in a variety of cancers thereby overcoming resistance to the O(6)-alkylating agents.

     A Phase I clinical trial of BG has been completed at Duke University Medical Center, and two other Phase I trials are currently being conducted at the University of Chicago and Case Western Reserve University, respectively. A study in brain cancer patients has established the dose of BG at which the levels of tumor AGT protein are depleted by more than 90%. The other studies are currently examining the safety of a combination of BG and BCNU in a variety of tumors. The Company plans to initiate a Phase II clinical trial with a combination of BG and BCNU initially in brain cancer. The Company intends to pursue clinical trials with BG in melanoma, lymphoma and colon cancer and to pursue the use of BG in combination with alkylating agents in cancer patients undergoing bone marrow transplantation.

     O(6)-ALKYLATING CHEMOTHERAPEUTIC AGENTS. The treatments for most cancers include surgery, chemotherapy and/or radiation therapy. O(6)-alkylators are chemotherapeutic agents that are primarily used to treat brain cancer, melanoma, lymphoma and certain gastrointestinal cancers. BCNU and DITC remain important in the chemotherapeutic treatment of brain cancer and advanced melanoma. Procarbazine has become an important agent in the treatment of Hodgkin's disease and brain tumors. Temozolomide has shown potential for the treatment of lymphomas, melanoma and brain tumors. In general, although there is a small percentage of patients who have achieved long-term remission, the O(6)-alkylators are generally not considered curative. The critical factor contributing to the poor prognosis is the resistance of cancers to the chemotherapeutic agents.

     POTENTIAL ROLE OF BG IN ABROGATING CANCER DRUG RESISTANCE. Tumor cells display a variety of mechanisms of resistance to many drugs. Alkylating agents act by causing damage to the DNA by binding to the O(6)-position of guanine on the DNA strand. AGT is believed to play a significant role in cancer resistance to the O(6)-alkylators by removing this chemical bond. A published study in 226 patients with brain cancer (high-grade astrocytoma) receiving BCNU therapy showed that the patients with low levels of AGT responded better to treatment and had increased survival relative to patients with high levels of AGT. Conversely, the patients with high levels of tumor AGT protein had poor disease prognosis. Since it appears that BG temporarily destroys AGT, the Company believes that BG may reduce the resistance that is commonly observed in cancer cells following treatment with O(6)-alkylating agents.

     O(6)-alkylating agents such as BCNU and CCNU are believed to cause a number of different damages to the tumor DNA, including an interstrand cross-link between guanine and cytosine (building blocks of DNA) on the opposite strand. The Company believes that there is a strong correlation between the number of strand cross-links and tumor cells killed. AGT protein protects tumor cells from damage by removing the damage from the O(6)-position of guanine. The Company believes that there are no other proteins involved in the repair process, and that the AGT protein is inactivated in the repair process. The Company believes that BG binds to the AGT protein, thereby blocking the tumor DNA repair and believes that inactivation of the AGT protein in a variety of human tumors by non-toxic doses of BG could render these tumors more sensitive to the cytotoxic effects of O(6)-alkylating agents.

     EFFICACY OF BG IN ANIMAL STUDIES. Results of in vitro testing have led to an evaluation of O(6)-alkylating agents in animal tumor models. Upon administration of BG to mice carrying two different human brain tumors prior to the administration of BCNU, 80% and 100% tumor regression was observed compared to 0% and 10% suppression in animals treated with BCNU alone. Combinations of BG and BCNU were also found to be effective in mice bearing human colon cancers, showing 96% tumor regression compared to 35% tumor regression with BCNU alone. Growth inhibition was also observed in a rat prostate model after treatment with BG and BCNU, which inhibition was not observed in animals treated with BCNU alone.

     HUMAN CLINICAL TRIALS WITH BG. To date BG has been entered into three different Phase I dose escalation clinical trials. The Company believes that a completed clinical study at the Duke University Medical Center has shown that BG, injected intravenously, crosses the blood-brain barrier and effectively blocks the activity of human brain tumor AGT protein. The Company believes that the study at Duke University Medical Center has demonstrated BG to be nontoxic when administered alone, and to be effective in inhibiting over 90% of AGT activity in brain cancer specimens surgically removed from patients 18 hours after the intravenous administration of BG. Clinical studies at the University of Chicago and Case Western Reserve University are examining the use of BG in combination with BCNU in brain, colon and renal cancer. In these studies, BG is administered over a one-hour period by intravenous infusion, followed by an infusion of BCNU one hour after completion of the BG infusion. At the conclusion of these Phase I clinical studies, the Company anticipates entering a Phase II efficacy study for BG in brain cancer, followed by studies in other cancers. The Company plans to pursue the use of BG in combination with the alkylating agents in cancer patients undergoing bone marrow transplantation.

     GENE THERAPY. Standard therapy with O(6)-alkylating chemotherapeutic agents commonly results in bone marrow suppression. Through the BG license, the Company has also acquired a proprietary gene therapy that may result in the production of an altered AGT protein in bone marrow cells. A gene for an altered AGT protein is introduced to the bone marrow hematopoietic stem cells in vitro, followed by the introduction of the modified stem cells to the host. The Company believes that the concomitant use of an O(6)-alkylating agent plus BG in the presence of the altered AGT protein may result in reduced resistance of the cancer cells with less toxicity to the bone marrow.

     RELATED TECHNOLOGIES. In addition to BG, a considerable number of additional compounds have been tested for AGT protein inactivation. The Company believes that a number of next generation compounds have been found to be effective in inhibiting the activity of tumor AGT protein. The Company also believes that it has a proprietary interest in these compounds. The Company believes that it is possible that these compounds will offer complementary properties to that of BG in further abrogation of cancer resistance to O(6)-alkylating agents.

     PATENTS AND PROPRIETARY TECHNOLOGIES. Four patents including the composition of matter and use for BG and related compounds have been issued. Four additional applications provide protection for the next generation compounds. A patent application currently under prosecution is intended to provide protection for the use of gene therapy to introduce AGT mutant into the stem cells.

BG DEVELOPMENT CORP.; PROPRIETARY RIGHTS; RESEARCH AND DEVELOPMENT

     The Company and Pennsylvania State University (the "Licensor") entered into an exclusive, worldwide, royalty bearing license agreement (the "License") with the right to grant sublicenses to certain patents and patent applications relating to the manufacture and use of proposed products incorporating BG. The Company, in turn, assigned the License to BGDC, then a wholly owned subsidiary of the Company, pursuant to an Assignment and Assumption Agreement dated April 20, 1998 (the "Assignment"). In accordance with the Assignment, BGDC has assumed the obligations of the Company under the License, including royalty and other payments more fully described below, provided that the Company guarantees such payments.

     The Company and BGDC are pursuing a private placement transaction (the "Transaction") to fund the development of BG and to provide capital resources for the Company to develop its other products. Any offer and sale of securities in the Transaction would be made in reliance on an exemption from registration under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Under the terms of the Transaction, the Company and BGDC would sell up to $10.0 million of a class of Preferred Stock of BGDC (the "BGDC Preferred Stock") convertible into shares of BGDC common stock. The Company and BGDC closed on $2.9 million gross proceeds ($2.6 million net proceeds) on June 22, 1998. Following the closing, BGDC is no longer a wholly owned subsidiary of the Company, but remains majority owned by the Company. The Company cannot predict when or if any future closing of the Transaction will occur.

     Under the terms of the License, the Company has a six month evaluation period ending on September 17, 1998. The Company may terminate the agreement during the evaluation period and pay $75,000 to the Licensor.

     The Company has had preliminary discussions with the N.I.H. with respect to entering into a Cooperative Research and Development Agreement ("CRADA"). Pursuant to the CRADA the N.I.H. would, among other things, make available to the Company (a) all N.I.H. clinical data relating to any potential products incorporating BG ("Licensed Products") developed or generated by the N.I.H. prior to the date of the CRADA and (b) all subsequent data developed under such CRADA. The Company estimates that, pursuant to the CRADA, it would be required to pay to the N.I.H. approximately $125,000 per year for four years.

     If the Company elects to continue the License after the evaluation period, the Company has agreed to pay to the Licensor a percentage of sales of Licensed Products as well as certain performance-based milestones. In accordance with the terms of such sales, the Company has agreed to pay to the Licensor a non-refundable minimum annual royalty (the "Minimum Annual Royalty") equal to $75,000 per year creditable against future milestone payments and third party payments, subject to certain deferrals. The Company must also pay to the Licensor $150,000 as an up-front licensing fee payable in cash or equity at the discretion of the Company. The Company may fulfill up to 75% of it's payment obligations resulting from Minimum Annual Royalties or performance milestones through the issuance of a number of shares of the Company's Common Stock equal to the cash value of such payments. The Company is obligated to reimburse the Licensor approximately $200,000 for prior patent costs in six monthly installments commencing in September 1998. In accordance with the Assignment, BGDC has agreed to assume the above described obligations of the Company. To the extent that the Company satisfies any of the obligations through the issuance of shares of its Common Stock, BGDC has agreed to reimburse the Company for fair market value of the Company's Common Stock.

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

     BORONATED PROTOPORPHYRIN COMPOUND ("BOPP") FOR TREATMENT OF BRAIN AND OTHER CANCERS. BOPP is currently undergoing preparation for human clinical trials as a photosensitizing drug for PDT treatment of brain cancer. The Company believes, based upon the results of preclinical studies, that BOPP may be useful as a photosensitizing drug for PDT treatment of other tumors. BOPP is also suitable for use in another form of cancer treatment, Boron Neutron Capture Therapy, in which a neutron radiation beam is used instead of light as the activating energy source. However, in this case, the neutron beam causes the disintegration of the boron atoms within BOPP and the release of alpha particles which are lethal to the cancer cells.

     OPTION TO ACQUIRE BINARY THERAPEUTICS, INC. On June 4, 1996 the Company entered into an agreement with Binary Therapeutics, Inc. ("BTI") under which the Company was granted an option to acquire BTI, a development stage company and the holder of certain technologies in the area of PDT for cancer. The agreement, as amended, gives the Company the right to acquire BTI by a merger of BTI into a wholly-owned subsidiary of the Company. In February 1997, the Company and BTI agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of BOPP at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete pre-clinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. Accordingly, the Company has deferred its election to exercise the option until all of the conditions have been satisfied.

     The agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued will be determined based upon the market value of the Company's common stock prior to the date of exercise, but not less than 1,000,000 nor more than 3,000,000 shares of its common stock. The agreement has been approved by a majority of the stockholders of BTI. The Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of common stock. One of the Company directors is also a director of BTI.

     Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. The Company pays substantially all of BTI's operating expenses which are comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $664,000 in indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding, BTI issues convertible notes to the Company which may be converted into BTI equity at the Company's option if the merger is not consummated. The Company has advanced $2,458,000 to BTI since the signing of the merger agreement.

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

     PRECLINICAL TESTING OF BOPP. Preclinical testing of BOPP in the United States and Australia, including testing of the compound with various animal models, has indicated that BOPP has the following advantages over certain existing PDT agents (including hematoporphyrin derivative, or "HpD") in the treatment of certain cancers:

     - Selective (as much as 200 in tumors to 1 in healthy tissue) retention of BOPP in brain tumor models, compared to a 30 to 1 or less for existing known compounds.
     - Intracellular localization in mitochondria (the energy center of the cell) for more efficient tumor cell killing.
     -    Highly water soluble and stable under physiological conditions.

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

     HUMAN CLINICAL STUDIES. BTI and the Company filed an Investigational New Drug application ("IND") with the FDA in March 1998. Human clinical trials began in May 1998 and BTI and the Company have agreed to target brain cancer for the initial human clinical studies, which will be conducted at the Royal Melbourne Hospital in Melbourne, Australia, in part because one of the world's experts in PTD for the treatment of brain cancer will oversee the clinical trials.

CANCER IMMUNOTHERAPY

     CANCER IMMUNOTHERAPY OVERVIEW. The Company's proprietary cancer immunotherapy treatment is in preparation for human clinical trials and may initially target breast cancer. Cancer immunotherapy treatment consists of the co-injection of an infrared absorbing dye (photosensitizing drug) and an immunoadjuvant directly into a tumor followed by illumination with an infrared laser. The Company believes that the potential of cancer immunotherapy therapy to destroy metastatic tumors offers an improved methodology for treatment of cancers such as breast, lung and prostate, particularly when in the more advanced stages. Cancer immunotherapy therapy is intended to produce tumor tissue destruction in the primary area of treatment. An important distinction of cancer immunotherapy treatment, however, is that this therapy is also intended to trigger an immune reaction in the patient to complete the destruction of the primary tumor and to also concomitantly destroy any metastases.

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

     PRECLINICAL STUDIES OF CANCER IMMUNOTHERAPY TREATMENT. Preclinical studies of cancer immunotherapy treatment conducted with animals indicate that the therapy induces a specific immune response which appears to destroy primary and metastatic tumors, and may provide longer-term protection against recurrence of the cancer. As indicated above, cancer immunotherapy treatment is initiated with the injection of a combination of an infrared absorbing dye and an immuno-adjuvant directly into a tumor. The light absorbed by the dye raises the temperature within the tumor and produces photothermal destruction of tumor tissue. This photothermal destruction is only the precursor of what is believed to be the more significant component of cancer immunotherapy therapy, the immune response.

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

     Preclinical testing of cancer immunotherapy therapy has included treatment of rats inflicted with a sub-surface chemically-induced breast cancer tumor. The breast cancer model tested, the DMBA-4 cell line, is an extremely challenging model which is characterized by rapid proliferation of the primary tumor and the formation of metastatic tumors throughout the body. Of the untreated rats, 99% die within 30 days of tumor implantation. The model has proven to be unresponsive to traditional treatments including surgery, chemotherapy, radiation and laser therapy.

     With the application of what the principal researchers currently believe to be optimal dosing, cancer immunotherapy treatment has generated success (measured by both tumor eradication and long-term survival) in a proportion of the animals treated. Importantly, tumor eradication appeared to be achieved for both the primary tumor treated, and possibly the metastases which were not directly subject to the injection treatment. This supports the hypotheses that the regression of the metastases has been caused by stimulation of an immune response. Upon rechallenge (reintroduction of tumor cells to the animals subsequent to the original tumor eradication) the "second generation" tumors are also eradicated, indicating the existence of longer-term immunity against cancer.

     HUMAN CLINICAL STUDIES. The Company has targeted breast cancer for the initial human clinical studies, in part, because of the preclinical success achieved with breast cancer studies in animals. The Company's current plan is to commence a Phase 1 clinical study of breast cancer patients who have been nonresponsive to other treatment methodologies.

     EXCLUSIVE LICENSE TO CANCER IMMUNOTHERAPY FROM WOUND HEALING OF OKLAHOMA ("WHO"). The Company obtained an exclusive worldwide license to the cancer immunotherapy technology in May 1996 under an agreement with WHO, a privately held company. The agreement calls for the Company to pay WHO royalties based on sales of products incorporating the cancer immunotherapy technology, including a minimum royalty of $50,000 per year. The Company has also entered into a research agreement (see - "Product Development Strategy") with WHO under which the principal developers of the cancer immunotherapy technology are assisting with the preparation of the IND application to the FDA and performing additional studies to investigate the mechanism of action of cancer immunotherapy.

     PATENTS. WHO was assigned the rights by the holders thereof to patent applications encompassing the cancer immunotherapy technology in the United States and the countries covered by the Patent Cooperative Treaty ("PCT") by the holders.

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

     On June 23, 1997, the Company received approval from the FDA to begin commercial sales and distribution in the United States of the PTM product. During the current year, the Company also signed two agreement with Steri-Oss, Inc. for the exclusive five-year distribution of PTM worldwide, except in Japan. To date, there have been no significant sales under the license agreement. The Company's distribution agreement with Hawe Neos for distribution of PTM in Europe terminated in November 1997. The company also has an agreement with Shofu, Inc. covering distribution of the PTM in Japan. The product is currently undergoing clinical trials in Japan and is in the regulatory approval process.

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

PRODUCT DEVELOPMENT STRATEGY

     The Company conducts its research and other product development efforts through a combination of internal and collaborative programs. The Company currently does and will rely upon research arrangements with universities, contract research organizations, and similar institutions and persons for a significant portion of its product development efforts, particularly for preclinical work being for all of it's products under development. The Company expects to increase its internal product development resources as its efforts related to the BG, cancer immunotherapy and PDT areas, reflecting the Company's refocus toward the development and commercialization of medical products based on biopharmaceutical research regarding the treatment of cancer. Product development efforts related to the PTM and Kephra technologies have previously been conducted primarily by the Company's internal personnel. No further product development work is underway for PTM and Kephra products. The Company incurred product development costs of $2,196,000, $2,566,000 and $1,854,000 in the years ended March 31, 1998,
1997 and 1996, respectively. BTI relies almost exclusively on such collaborative research arrangements for its PDT product development efforts. The Company has relied upon licensing and other transactions to gain access to proprietary technologies. See - "Cancer Immunotherapy", "Photodynamic Therapy (PDT)-Binary Therapeutics, Inc.--.," and "AST Technology - Periodontal Tissue Monitor"("PTM").

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

     The steps required before a pharmaceutical agent, such as the proposed cancer immunotherapy or PDT products, may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of the New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practices ("GMP") for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

     The results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time, effort and cost and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

     The Company's Periodontal Tissue Monitor is categorized as a medical device under the FDA regulations and therefore a Premarket Approval application was filed and approved by the FDA. See - PTM PATENTS AND REGULATORY APPROVAL - for a description of the status of the FDA approval relating to the PTM.

     For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.

COMPETITION

     The cancer immunotherapy and PDT drugs and systems which the Company is developing will be competing with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that the Company is targeting. A number of pharmaceutical and biotechnology companies, academic institutions, government agencies, and other public and private organizations conducting research are pursuing PDT-related approaches to cancer therapy. A number of such organizations are also developing potentially competitive products for diagnosing periodontal disease. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of the Company.

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

RESEARCH AND DEVELOPMENT

     The Company incurred product development costs of $2,196,000, $2,566,000 and $1,854,000 in the fiscal years ended March 31, 1998, 1997 and 1996 for work on all products under development.

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

PERSONNEL

     As of March 31, 1998, the Company had 7 full-time employees, none of whom were covered by a collective bargaining agreement.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company does business and any resulting effects on the Company cannot be reasonably estimated at this time. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

ADDITIONAL RISKS AND UNCERTAINTIES

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the information provided by the Company in its reports and registration statements filed with the Securities and Exchange Commission or provided by its spokespersons from time to time, including information set forth under the captions "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K for the Fiscal year ended March 31, 1998 constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors from liability created thereby. All such forward looking statements involve risks and uncertainties, including those statements regarding risks of new product development; the lengthy and uncertain process for FDA and other regulatory approval of the PDT and cancer immunotherapy; the dependence on the WHO license agreement; the Company's option to acquire BTI pursuant to the BTI Agreement; and the dependence on others for marketing and manufacturing. Many other important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its products, including those statements regarding the Company's status as a development stage company; potential need for substantial additional funds. and other factors. As a result, there can be no assurance that the forward looking statements in this Report or made from time to time will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     DEVELOPMENT STAGE COMPANY. The Company has generated only limited revenues from operations to date. As of March 31, 1998, the Company had an accumulated deficit of $41,055,000, and expects substantial losses to continue for the foreseeable future. The Company's operations are subject to numerous risks associated with the establishment and development of new products, particularly those based on innovative or novel technologies.
These risks include the possibility that any or all of the Company's products will be found to be ineffective or unsafe, that the products, once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing such products or that third parties market a superior or equivalent product. The Company's ability to generate significant revenues and profitability will depend, among other factors, on the successful completion of product development, obtaining regulatory approvals, establishing manufacturing and marketing capabilities, gaining market acceptance for its products, and obtaining adequate funds to finance operations. There can be no assurance that the Company will generate any revenues or achieve profitability.

     LIMITED CASH RESOURCES; POTENTIAL NEED FOR ADDITIONAL FUNDS. As of March 31, 1998, the Company had cash of approximately $3,290,000. The Company estimates that its resources are sufficient through March 1999. The Company may undertake to raise additional equity capital beyond the initial closing of the Transaction or may generate revenues from product sales or marketing and research alliances.

     The Company has expended and intends to continue to expend substantial funds to conduct research and development activities, including preclinical and clinical testing of its cancer therapy technologies and its funding commitments under its agreement with BTI. Accordingly, the Company will require significant additional funds, either from marketing partners, product sales, or additional equity or debt financing, to complete development and commence commercial-scale manufacturing of its products. The actual date through which the existing cash resources will be adequate to fund the Company's operations, and the timing and magnitude of the need for additional funds, may vary significantly based on numerous factors, including (i) successful completion of Phase I safety study for the PDT cancer technology (ii) the timing and receipt of U.S. regulatory approval, if any, to commence human clinical studies for BG technology (iii) the timing and receipt of U.S. regulatory approval, if any, to commence human clinical studies for cancer immunotherapy technology (iv) the timing of the establishment of any marketing partnership(s) for the PTM and strategic partnership(s) for the PDT and PDIT technologies, (v) the timing and the amount, if any, of payments received from any such partner(s), (vi) the timing and amount, if any, of revenues generated from sales of the PTM, and
(vii) the timing and the amount, if any, of proceeds available from the exercise of the Class A Warrants, Settlement Warrants and stock options. The Company and BGDC are pursuing a $10 million equity private placement financing in which there was an initial closing of $2.9 million. The Company has no other commitments for any additional funding.

     SUBSTANTIAL DILUTION. The number of shares of common stock issuable upon conversion of the preferred stock and upon exercise of outstanding warrants and options, though subject to adjustment in certain events, is 25,853,000 shares of Common Stock, or nearly two and one-half times the 10,777,000 shares of Common Stock issued and outstanding on March 31, 1998. The conversion of the convertible preferred stock and the exercise of the warrants and the options, and the sale of the underlying shares of common stock (or even the potential of such conversion, exercise or sale) may have a depressive effect on the market price of the common stock. The conversion of the convertible preferred stock and the exercise of the warrants and options also may have a dilutive effect. Moreover, the ability of the Company to obtain any needed capital on terms favorable to the Company may be adversely affected. As a result of the convertible preferred stock, the warrants and the options being outstanding, the Company may be deprived of favorable opportunities to obtain additional equity capital, if it should then be needed. It is also possible, that as long as the convertible preferred stock, the warrants and options remain outstanding, their existence might limit increases in the price of the Common Stock.

     In the event the Company issues shares of common stock or otherwise obtains any additional funding to complete development and commence commercial-scale manufacturing of its products, the terms thereof may have a dilutive effect on holders of the Company's securities.

     The Company currently has 4,310,000 shares of Common Stock available for issuance, and has granted to date options to purchase 2,032,500 shares of common stock at a weighted average price of $2.24, to management, key employees, directors, and consultants under various stock option plans or by direct grant from the Board of Directors. Pursuant to such plans, directors, key employees and consultants may be eligible to receive stock options exercisable for common stock at exercise prices which may be lower than the initial conversion price of the convertible preferred stock or the exercise price of the Class A Warrants. Future option grants, if any, may dilute the value of the common stock.

     IMMINENT POSSIBILITY OF AMEX DELISTING; IMPACT OF POTENTIAL AMEX DELISTING ON MARKETABILITY OF SECURITIES. On June 24, 1998, the Company received notice from the American Stock Exchange ("AMEX") that Amex intends to take action to remove the Company's Common Stock from the AMEX because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company notified the Board of Governors of AMEX that it intends to appeal to the decision to remove the Company's Common Stock from the AMEX. There can be no assurance that the appeal by the Company will be successful, and that the listing will be continued. The Company is taking measures to ensure that in the event of an unsuccessful appeal, an orderly transition will occur and that its Common Stock will commence trading on the NASD Electronic Bulletin Board. If delisting were to occur, it is possible that it might be more difficult to dispose of the common stock or to obtain as favorable a price for the common stock. Consequently, the liquidity of the common stock could be impaired, not only in the number of shares of common stock that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the common stock than might otherwise be attained and in a larger spread between the bid and asked prices for the common stock. Accordingly, an investor would find it more difficult to dispose of, or obtain accurate quotations as to the price of, the Company's currently listed securities, resulting in a material adverse effect on the Company and the prices of its securities.

     RISK OF PENNY STOCK REGULATION. If the Company's Common Stock were delisted from the AMEX the common stock would be deemed "penny stock", based upon its current price range. The Commission has adopted regulations which generally define " penny stock" to be any equity security that has a market price ( as defined in the regulation) of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on AMEX. If the Common Stock is removed from listing on AMEX, the Common Stock may become subject to Rules 15g-1 through 15g-6 promulgated under the Exchange Act for non-exchange listed and non-NASDAQ securities. These rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual incomes exceeding $200,000 individually or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to (i) deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market and (ii) provide the customer with current bid and offer quotations of the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, a monthly account statement showing the market value of each penny stock held in the customer's account, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. These disclosures may restrict the ability of broker-dealers to sell the Common Stock and may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the common stock becomes subject to the penny stock rules, the holders thereof may find it difficult to sell their shares.

     LIMITED TRADING VOLUME; POSSIBLE PRICE VOLATILITY. Historically, the common stock has generally experienced relatively low daily trading volumes in relation to number of shares outstanding. The market price of the common stock also has been volatile and it may continue to be volatile as has been the case with the securities of other public medical-technology companies. Additionally, if the Company's Common Stock is removed from AMEX, the volatility could increase. Factors such as announcements by the Company or its competitors concerning technological innovations, results of clinical trials, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may have a significant effect on the market price of the Company's securities. Changes in the market price of the common stock may bear no relation to the Company's actual operations or financial results.

     GOVERNMENT REGULATIONS; NEED FOR FDA AND OTHER REGULATORY APPROVAL. Prior to marketing, each of the Company's proposed medical products, including the BG technology and both the drug and light delivery components of the proposed PDT and cancer immunotherapy treatment systems, must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. The process, which focuses on safety and efficacy and includes a review by the FDA of preclinical testing and clinical trials and investigation as to whether good laboratory and clinical practices were maintained during testing, is likely to take many years and require the expenditure of substantial resources. The Company is and will be dependent on the external laboratories and medical institutions conducting its preclinical testing and clinical trials to maintain both good laboratory practices established by the FDA and good clinical practices. Data obtained from preclinical and clinical testing are subject to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays, limitations or rejections may be encountered based upon changes in FDA policy for drug or medical device approval during the period of development and by the requirement for regulatory review of each IND and New Drug Application ("NDA") relating to any pharmaceutical product proposed to be introduced by the Company and an application for PMA relating to any medical device proposed to be introduced by the Company. There can be no assurance that, even after significant expenditures, regulatory approval will be obtained for any of the Company's product candidates. Moreover, such approval may entail significant limitations on the indicated uses for which a medical product may be marketed. Any denials of or substantial delays in obtaining requisite approvals or limitations on such approvals may have a material adverse effect on the Company. Such denials, and delays in obtaining regulatory approvals and limitations on such approvals could be experienced both domestically and abroad.

     Even if such regulatory approval is obtained, a marketed medical product and its manufacturer are subject to continual regulatory review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or the manufacturing thereof, including withdrawal of such product from the market. Change in the manufacturing procedures used by the Company for any of the Company's approved medical products are subject to FDA review, which could have an adverse effect upon the Company's ability to continue the commercialization or sale of a product. The process of obtaining FDA approval is costly and time consuming, and there can be no assurance that any of the Company's products will be deemed to be safe and effective by the FDA. The Company will not be permitted to market any of its medical products in any jurisdiction in which the product does not receive regulatory approval.

     UNCERTAINTY OF PRE-CLINICAL AND CLINICAL TRIALS RESULTS. The grant of regulatory approvals for the commercial sale of the Company's proposed products, if any, will depend in part on the Company or any collaborators successfully conducting extensive preclinical and clinical testing to demonstrate safety and efficacy in humans. The results of preclinical and clinical testing may prove to be inconclusive. The results of preclinical testing discussed in this report or otherwise presented by the Company for its proposed products are subject to varying interpretations and may not be indicative of results that will be obtained in humans. In addition, results attained in early clinical trials may not be indicative of results that will be obtained in later clinical trials. As results of particular preclinical studies and clinical trials are received, the Company or its collaborators, if any, may abandon projects that they might have otherwise believed to be promising, some of which may be described in this report.

     There can be no assurance that the Company's interpretation of results will be accepted by governmental regulators. Even if the development of the Company's proposed products in the preclinical phase advances to the clinical stage, there can be no assurance that they will prove to be safe and effective for human use. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials. Generally, only a very small percentage of the number of new pharmaceutical products initially developed are approved for sale. Even if a new pharmaceutical product is approved for sale, there can be no assurance that it will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to resolve. The failure to address such problems adequately could have a material adverse effect on such Company's businesses, financial condition or results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that such products will not be rendered obsolete by products of competitors.

          The rate of completion of clinical trials will depend upon, among other factors, obtaining adequate clinical supplies and the rate of patient enrollment. Patient enrollment is a function of many factors including the size of patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment can result in increased costs or delays or both, which could have a material adverse effect on the business of the Company.

     DEPENDENCE ON BTI AGREEMENT AND LICENSE AGREEMENTS; RISK OF LOSS OF TECHNOLOGY. The Company has the right to acquire rights to the PDT technology derived from the option the Company has to acquire BTI pursuant to an agreement between the Company and BTI (the "BTI Agreement) The Company and BTI have agreed to extend the period during which the Company may exercise its option to acquire BTI from April 30, 1997 until such time as BTI has completed human clinical trials of the Boronated Porphyrin (BOPP) at an agreed upon dose level (the "Option Period"). The Option Period was extended at the Company's request to enable BTI to complete preclinical studies, to commence clinical trials in humans and to demonstrate that a given dose level of BOPP in humans would not cause certain adverse events. The Company believes that the extension of the Option Period will give it greater opportunity to access the preliminary data resulting from the BOPP Phase I human clinical trials and to evaluate the possibility of adverse events in human patients before determining whether to acquire BTI. Accordingly, the Company has elected to defer exercise of the option. Under the terms of the license agreement which BTI has with the Regents of the University of California at San Francisco ("UCSF"), BTI must pay yearly minimum royalties of $25,000 and make certain payments upon the achievement of certain milestones in order to retain the license with UCSF.

     In March 1998, the Company signed a license agreement (the "BG License Agreement") for the BG compound with the Co-owners of the patents. Under the terms of the agreement, the Company has a six month evaluation period ending on September 17, 1998. The Company may terminate the agreement during the evaluation period and pay $75,000 to the Co-Owners. If the Company elects to continue to develop the BG technology, it would be obligated to make additional milestone, royalty and patent reimbursement payments to the Co-Owners during the term of the License Agreement. The agreement also has a provision in which the Company may elect to make payments in common stock of the Company.

     The right of the Company to the PDIT technology is derived from the Company's license agreement (the "WHO License Agreement") with WHO. The WHO License Agreement requires the Company to pay royalties to WHO based on sales of products incorporating the cancer immunotherapy technology, including a minimum royalty of $50,000 per year.

     If the Company does not meet its obligations under the BTI Agreement, as amended, the BG License Agreement, or the WHO Agreement, the Company could lose its right to any or all of the underlying technology which could have a material adverse effect on the Company.

     UNCERTAINTY OF PROTECTION OFFERED BY PATENTS AND TRADE SECRETS. The medical industry, particularly the pharmaceutical segment, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend, in part, on its ability to enjoy or obtain protection for its products and technologies under United States and foreign patent laws and other intellectual property laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. To date, the Company has received a number of patents, and has filed a number of other patent applications, relating to the Company's technologies in the United States and internationally. BTI and the Company have each benefited as a licensee from such issuances or filings of others.

     The patent positions of pharmaceutical, medical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. To date, no consistent policy has been developed by the U.S. Patent and Trademark Office regarding the breadth of claims allowed in medical device or biotechnology patents or the degree of protection afforded under such patents. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any patent applications will result in the issuance of patents. Additionally, the Company does not know whether its existing patents (and any patents related to its patent applications which subsequently may be issued) will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until foreign counterparts, if any, publish or issue patents and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by existing patents or pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to the Company even if the eventual outcome were favorable to the Company. There can be no assurance that the Company's current patents, or patents relating to its patent applications, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

     A number of biotechnology and high-tech companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may compete with the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies, applications or patents. Such conflict could limit the scope of the patents that the Company has or may be able to obtain or result in the denial of the Company's patent applications. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     The Company also relies upon trade secret protection for its unpatented confidential and proprietary technology and information. There can be no assurance that others will not independently develop substantially equivalent proprietary technology and information, gain access to the Company's trade secrets or disclose such technology and information, or, in general, that the Company can meaningfully protect its unpatented technology and information.

     RISKS OF NEW PRODUCT DEVELOPMENT; MARKET UNCERTAINTY. The Company's technology is new and emerging and only limited preclinical and clinical data on its safety and efficacy exits. None of the products underlying these technologies that the Company proposes to develop or is developing have been approved for marketing by regulatory authorities in the United States or elsewhere, and all will require significant research and development, including lengthy clinical testing, prior to their commercialization. The results of preclinical testing discussed in this report for the Company's drug compounds and technologies are subject to varying interpretations. Furthermore, studies conducted with alternative designs or on alternative populations could produce results that vary from those discussed in this report. Therefore, there can be no assurance that the results discussed in this report or the Company's interpretation of them will be accepted by governmental regulators or the medical community. Even if the development of the Company's products in the preclinical phase advances to the clinical stage, there can be no assurance that the products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, is likely to take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if the Company's products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business and prospects. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that the products will not be rendered obsolete by products of competitors.

     There can be no assurance of the extent to which any of the Company's products, if successfully developed, will actually be used by patients. Furthermore, there can be no assurance that the Company's sales of its products for such uses will be profitable even if patient use occurs.

     COMPETITION. The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Many of the companies in these industries have substantially greater financial resources and development capabilities than the Company, and many in the biotechnology and medical device industries have substantially greater experience in undertaking clinical testing of products, obtaining regulatory approvals and manufacturing and marketing such products. There can be no assurance that the Company's products will be more effective or achieve greater market acceptance than any current or future competitive products, or that competitors will not develop products that are more effective than the Company's or that would render the Company's products and technologies less competitive or obsolete.

     DEPENDENCE ON OTHERS FOR DEVELOPMENT, MARKETING AND MANUFACTURING. The Company expects to rely upon marketing partnerships with unaffiliated medical product companies and strategic partners to develop and market all of its medical products. Such reliance may limit the Company's ability to control the commercialization of such products. Although the Company believes that any such collaborative partners will have an economic motivation to commercialize the products which they have the right and responsibility to market, the amount and timing of resources devoted to these activities generally will be controlled by each individual partner. There can be no assurance that the Company will be successful in establishing any such marketing partnerships, or that, if established, such future partners will be successful in commercializing the products.

     The Company also relies upon collaborative agreements with unaffiliated companies for the manufacturing and distribution of the PTM product and anticipates relying on such companies and partners for the development of its drug compounds. The Company expects to continue to rely upon such relationships at least in respect to production associated with initial commercial sales, and perhaps beyond the initial stages of commercialization.
 Such reliance may adversely affect profit margins on its products, and there are no assurances that the Company can develop or maintain contract manufacturing relationships in the future on acceptable terms, if at all. In addition, manufacturers of the Company's products will be subject to applicable current good manufacturing practices ("GMP") prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. The Company will be dependent on such manufacturers for continued compliance with GMP and applicable foreign standards. Failure by a manufacturer of the Company's products to comply with GMP or applicable foreign standards could result in significant time delays or the inability of the Company to commercialize a product and could have a material adverse effect on the Company.

     DEPENDENCE UPON KEY PERSONNEL. The Company is currently dependent on certain executive officers, management and scientific personnel. The loss of these individuals might have a material adverse effect on the research and development programs and other operations of the Company. Competition for qualified employees among medical companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could adversely affect the Company's business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

     UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED MATTERS. The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products and diagnostic tests. Cost control initiatives could decrease the price that the Company or any of its strategic partners receives for any products in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's strategic partners, the Company's ability to commercialize its products and to realize royalties may be adversely affected.

     The ability of the Company and any strategic partner to commercialize pharmaceutical or diagnostic products may depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payors, including Medicare, increasingly are challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. There can be no assurance that any third party insurance coverage will be available to patients for any products discovered and developed by the Company or its strategic partners. If adequate coverage and reimbursement levels are not provided by government and other third party payors for the Company's products, the market acceptance of these products may be reduced, which may have a material adverse effect on the Company's business, financial condition and results of operations.

     PRODUCT LIABILITY; LIMITED INSURANCE COVERAGE. The Company faces an inherent business risk of exposure to product liability claims in the event that the use or misuse of its products and proposed products result in adverse effects. The Company currently maintains $5 million of product liability insurance coverage and $5 million of clinical trial insurance coverage. There can be no assurance that such coverage is or in the future will be adequate or that adequate insurance will be available in the future at an acceptable cost, if at all. In addition, there can be no assurance that a product liability claim, even if the Company has insurance coverage, would not materially adversely affect the business or financial condition of the Company.

ITEM 2.  PROPERTIES

     At March 31, 1998, the Company occupied approximately 3,400 square feet of office and laboratory space in San Diego, California under a lease which expires in February 1999. When the current lease expires, the Company may need to relocate to a larger facility. The Company does not anticipate difficulty in locating suitable space to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their positions with the Company and principal occupations and experience are set forth below.

                                                                   YEAR IN
                                                                  WHICH HE
                                                                  BECAME AN
NAME                   POSITION(S)                       AGE       OFFICER
----                   -----------                       ---     ----------
Dr. H. Laurence Shaw   Chairman, President and Chief     52         1996
                       Executive Officer

Anil Singhal, Ph.D.    Vice President-Research and       46         1997
                       Development

     The officers of the Company hold office at the discretion of the Board of Directors of the Company. During Fiscal 1998, the officers of the Company devoted substantially all of their business time to the affairs of the Company, and they intend to do so during Fiscal 1999.

     From 1995 until joining the Company, Dr. Shaw served as Corporate Vice President Research & Development of C.R. Bard. Prior to that, from 1993-1995, Dr. Shaw served as Chief Executive Officer, President and Director of Atlantic Pharmaceuticals, Inc. and Chief Executive Officer of each of Atlantic's operating companies from their inception in 1993. From 1984-1993, he was Vice President, Medical and Regulatory Affairs and Advanced Research at Abbott Laboratories. Previously, from 1981-1984, he was a board member of Revlon Health Care, Ltd. (UK) and Director, Medical and Technical Affairs.
At Revlon, he was responsible for pharmaceutical formulation and development, new business development and clinical research for Revlon's major research unit outside of the USA. Prior to Revlon, he served as International Medical Director for Meadox Medical Inc.; Medical Director for Merck in the U.K.; and as Associate Director for SmithKline Corporation. Dr. Shaw is a graduate of the University College Hospital Medical School, London, UK and has worked in clinical practice in the UK and in the USA. He is a Fellow of the Faculty of Pharmaceutical Medicine of the Royal College of Physicians, a Fellow of the American College of Clinical Pharmacology and a member of many professional associations. Dr. Shaw also serves on the Board of Directors of Endorex Corporation.

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

                           PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED MATTERS

The following presents the high and low closing prices and trading volumes for the periods indicated as reported by AMEX. The Company has never paid any cash dividends and does not contemplate the payment of cash dividends in the foreseeable future. On June 24, 1998, the Company was notified by AMEX that it intends to take action to remove the Company's Common Stock from the AMEX because the Company fails to meet AMEX's financial guidelines for continued listing. The Company has notified AMEX that intends to appeal AMEX's decision. There can be no assurance that the Company will be able to maintain its AMEX listing. If the Company is unable to maintain its AMEX listing, it anticipates that its Common Stock will initially begin trading on the NASD Electronic Bulletin Board following removal from AMEX.

-------------------------------------------------------------------------------------------------------------------------
                                                                 Year ended March 31, 1997
                                       ----------------------------------------------------------------------------------
                                              First            Second            Third          Fourth             Year
-------------------------------------------------------------------------------------------------------------------------
1997 Market price range of common stock
              High                         $     3.69        $   2.50         $     2.06       $    1.75       $     3.69
              Low                          $     1.63        $   1.75         $     1.06       $    1.06             1.06
     Shares traded                          1,810,100         834,300          1,309,100         827,400        4,780,900

-------------------------------------------------------------------------------------------------------------------------
                                                                 Year ended March 31, 1998
                                       ----------------------------------------------------------------------------------
                                              First            Second            Third          Fourth             Year
-------------------------------------------------------------------------------------------------------------------------
1998 Market price range of common stock
              High                          $    1.88        $     2.13       $     1.88       $   1.00        $     2.13
               Low                          $    1.00              1.13             0.75            .56               .56
     Shares traded                            952,600         2,060,700        1,150,100        657,800         4,821,200

As of June 26, 1998, there were approximately 425 holders of record of the Company's Common Stock.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                                      Sept. 23,1983
                                                                    Years ended March 31,                            (inception) to
                                        ----------------------------------------------------------------------------    March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1998           1997           1996            1995            1994        1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                         (as restated)(1)
Total revenues                                $    348        $    275        $   379        $ 1,201         $   585      $  6,000
Product development costs                        2,196           2,566          1,854          2,118           1,218        17,161
Net loss                                        (4,371)         (3,897)        (3,256)        (3,755)         (4,613)      (36,562)
Net loss applicable to common stockholders     (11,598)         (5,594)        (3,256)        (3,755)         (4,613)      (45,485)
Net loss per share of common stock--basic
  and diluted                                 $  (1.25)       $  (0.69)       $ (0.52)       $ (0.74)        $ (1.10)

                                                                      As of March 31,
                                        ---------------------------------------------------------------------------------
                                                 1998            1997             1996            1995             1994
                                        ---------------------------------------------------------------------------------
Cash, cash equivalents, and
   short-term investments                       $3,290          $6,766           $1,698          $1,820           $4,504
Total assets                                     3,591           7,234            2,174           2,305            5,168
Long-term liabilities                               23              13               21              24               70
Stockholders' equity                             2,702           6,331            1,548           1,884            3,942
------------------------------------------------------------------------------------------------------------------------

*NO DIVIDENDS HAVE BEEN PAID ON THE COMPANY'S COMMON STOCK. CONVERTIBLE
    PREFERRED STOCK DIVIDENDS ARE NON-CASH. SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

(1) These items have been restated for the periods indicated to appropriately reflect the value of the warrants issued in connection with the Private Placement as described in Note 9 to the consolidated financial statements.



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   Year ended March 31, 1997
                                                --------------------------------------------------------------------------------
1997                                            First           Second           Third            Fourth            Year
                                                                            (as restated)(1)  (as restated)(1)  (as restated)(1)
--------------------------------------------------------------------------------------------------------------------------------

Total revenues                                 $   24,832         $31,098          $30,192         $189,058          $275,180
Net loss                                       (1,059,395)       (895,968)        (745,288)      (1,196,715)       (3,897,366)
Convertible preferred dividends
  (as previously reported)                           -               -             138,259        1,027,002         1,165,261
Convertible preferred dividends
  (as restated)                                      -               -             231,376        1,464,835         1,696,211
Net loss applicable to common stockholders
  (as previously reported)                     (1,059,395)       (895,968)        (883,547)      (2,223,717)       (5,062,627)
Net loss applicable to common stockholders
  (as restated)                                (1,059,395)       (895,968)        (976,664)      (2,661,550)       (5,593,577)
Net loss per share of common stock--basic
  and diluted (as previously reported)           $  (0.13)       $  (0.11)         $ (0.11)     $     (0.27)      $     (0.62)
Net loss per share of common stock--basic
  and diluted (as restated)                      $  (0.13)       $  (0.11)         $ (0.12)     $     (0.33)      $     (0.69)



1998                                                                   Year ended March 31, 1998
                                             ---------------------------------------------------------------------------------
                                                  First            Second            Third           Fourth         Year
                                             (as restated)(1)  (as restated)(1)  (as restated)(1)
                                             ---------------------------------------------------------------------------------
Total revenues                                $   101,283       $    65,263        $   128,130     $    53,784   $   348,460
Net loss                                         (935,449)       (1,330,201)          (883,407)     (1,222,406)   (4,371,463)
Convertible preferred dividends
  (as previously reported)                      1,296,362         1,152,031            665,786       2,866,729     5,980,908
Convertible preferred dividends
  (as restated)                                 1,815,050         1,612,908            932,170       2,866,729     4,360,128
Net loss applicable to common stockholders
  (as previously reported)                     (2,231,811)       (2,482,232)        (1,549,193)           -             -
Net loss applicable to common stockholders
  (as restated)                                (2,750,499)       (2,943,109)        (1,815,577)     (4,089,135)   (7,509,185)
Net loss per share of common stock--basic
  and diluted (as previously reported)        $     (0.27)      $     (0.29)       $     (0.16)           -             -
Net loss per share of common stock--basic
  and diluted (as restated)                   $     (0.34)      $     (0.34)       $     (0.18)    $     (0.39)  $     (1.25)

(1) These items have been restated for the periods indicated to appropriately reflect the value of the warrants issued in connection with the Private Placement as described in Note 9 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS.

YEAR ENDED MARCH 31, 1998 (FISCAL 1998) COMPARED TO YEAR ENDED MARCH 31, 1997 (FISCAL 1997)

Total revenue increased by $73,000, or 27% to $348,000 in Fiscal 1998. The majority of the current year revenues relate to interest and other income.

Sales of the Company's Periodontal Tissue Monitor ("PTM") product were $70,000 in fiscal year 1998. The PTM product was approved during Fiscal 1998 for commercial sales in the United States, and the Company signed two distribution agreements during the year. The distributor is presently introducing the product in various geographic regions around the world. Product sales in the prior year were comprised primarily of sales of PTM materials. The Company had $5,000 of Kephra related revenue in Fiscal 1998, compared to $45,000 during Fiscal 1997 for royalties, contract research and marketing rights revenue related to Kephra.

Interest and other revenue for Fiscal 1998 increased by $144,000 to $274,000 compared to Fiscal 1997. This increase was the result of invested cash and short-term investments during Fiscal 1998 due to the completion of private equity financing during March 1997.

Cost of product sales for Fiscal 1998 increased by $45,000 or 48% to $140,000. The increase was primarily related to the sale of PTM kits under a new distribution agreement and the additional cost of product validation studies required by the FDA during the year in order to launch the product in the United States.

As the Company entered its first human clinical trials, spending on product development was concentrated on its Photodynamic Therapy (PDT) cancer treatments, Boronated Prophyrin (BOPP) and Cancer Immunotherapy and the new compound acquired during Fiscal 1998, O6 Benzlyguanine ("BG"). Product development costs for Fiscal 1998 decreased by $369,000 or 14% to $2,196,000 compared to the prior year. The decrease related to the following areas: (i) an increase of $8,000 in funding of product development expenses for BOPP;
(ii) a decrease of $104,000 in funding of a technology owned by BTI for which the Company has suspended additional work; (iii) $18,000 decrease in expenses related to Cancer Immunotherapy technology; (iv) acquisition costs of $300,000 incurred during Fiscal 1998 for the BG compound; (v) a decrease of $256,000 in expenses related to PTM product development, as the PTM product was approved by the FDA during the current year and has moved out of the product development phase; (vi) a decrease of $299,000 in product development expenses related to the Company's Kephra product line and general product development costs. The Company is not actively seeking licensing opportunities or making product development expenditures for the Kephra product line.

General and administrative expenses for Fiscal 1998 were $2,086,000, an increase of $931,000 over Fiscal 1997. Such increase is primarily attributable to the Company incurring approximately $271,000 in professional fees related to the registration of securities issued in the March 1997 private placement. In addition, the Company recognized $374,000 of expenses for financial advisory services performed by Paramount Capital, the Company's placement agent. Such expense is recorded in connection with preferred stock unit purchase options granted in exchange for financial advisory services. The Company also incurred $182,000 in relocation expenses during the year in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California. There were no such costs incurred during the same period of the prior year.

For Fiscal 1998, business development and marketing expenses were $219,000, a decline of $72,000 or 25%. The Company focused much effort during the current fiscal year in securing strategic marketing and distribution partners for its various products under development. The Company was successful in finding a marketing partner for its PTM product during Fiscal 1998.

Interest and other expenses for Fiscal 1998 increased to $78,000 from $66,000. The Company abandoned several patents relating to the Kephra technology and a trademark during the year and recognized a loss on abandonment of $68,000. During Fiscal 1997, the Company incurred $56,000 of interest expense from a bridge loan prior to completion of its private equity financing in March 1997.

Net loss was $4,371,000 for the year ended March 31, 1998, an increase of $474,000 over the prior year. Net loss applicable to common stockholders was $11,193,000 for Fiscal 1998. Non-cash convertible preferred stock dividends of $7,227,000 were recorded during the current fiscal year compared to $1,696,000 in Fiscal 1997 (as restated-See Note 9 to the consolidated financial statements), in conjunction with a private equity financing completed during the prior year. The transaction is more fully described in
Note 2 of the Notes to the Consolidated Financial Statements.

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996 (FISCAL 1996)

Total revenue decreased by $104,000, or 27% to $275,000 in Fiscal 1997. The majority of the Fiscal 1996 revenues related to marketing rights granted to a U.S. soft drink company for the Company's Kephra technology. There were no comparable revenues in Fiscal 1997.

Sales of the Company's PTM product comprised the majority of product sales in Fiscal 1997. Product sales increased by $87,000 from Fiscal 1996. The prior year sales were comprised primarily of sales of Kephra materials. Marketing rights revenues for Fiscal 1997 decreased by $55,000, or 92%, to $5,000. Fiscal 1996 marketing rights revenue is attributable to rights related to a licensing agreement with a U.S. soft-drink company for the Company's Kephra technology. Contract research revenue for Fiscal 1997 decreased by $6,000 from the prior year. Fiscal 1997 revenues related to work performed under a joint venture agreement with an ophthalmic company for the use of the Company's photochromatic technology.

Interest and other revenue for the Fiscal 1997 increased by $19,000, or 17%, to $129,000 compared to Fiscal 1996. This increase was the result of more cash and short-term investments due to the completion of private equity financing during the year and a gain on the sale of assets.

Cost of product sales for Fiscal 1997 decreased by $29,000 or 24% to $95,000. Such decrease was primarily related to the change in the nature of products sold.

Product development costs for Fiscal 1997 increased substantially by $712,000 or 38% to $2,566,000 over the prior year. The majority of the increase resulted from the initiation of work on two projects in the cancer therapy area, including: funding of $1,317,000 in product development expenses for BOPP and $323,000 in expenses related to the acquisition of Cancer Immunotherapy technology, including expenses incurred in association with a related research agreement and expenses incurred related to in-house product development of the Cancer Immunotherapy. No such costs were incurred in the prior year. The Company also incurred costs in Fiscal 1997 relating to the filing of a Premarket Application in September 1996 for the Company's PTM product. Product development costs for PTM decreased by $827,000 for the year because the product development efforts were concluded during the year which culminated with FDA approval for PTM in June 1997.

In Fiscal 1997, general and administrative costs decreased by $102,000 over the prior year or 8% to $1,156,000. The decrease is due to continued cost reduction measures implemented in the prior year, which includes reduced staffing costs and insurance expense, offset by higher professional fees.

For Fiscal 1997 business development and marketing expenses were $291,000, a decline of $82,000 or 22%. The decline is due to lower consultant and travel expenses offset by higher salary and benefit costs.

Interest and other expenses increased to $66,000 for Fiscal 1997, an increase of $39,000. The Company required a bridge loan prior to completion of its private equity financing in March 1997. Interest expense incurred on the loan accounted for the increase.

Net loss was $3,897,000 in Fiscal 1997, an increase of $641,000 over the prior year. The increased loss during the current fiscal year was primarily due to increased product development expenses discussed above. Net loss applicable to common stockholders was $5,594,000 (as restated-See Note 9 to the consolidated financial statements) for Fiscal 1997. Non-cash convertible preferred stock dividend were recorded during Fiscal 1997 of $1,696,000 (as restated) in conjunction with a private equity financing completed during the year and more fully described in Note 2 to the Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY. As of March 31, 1998, cash, cash equivalents, and short-term investments decreased by $3,476,000 to $3,290,000, compared to March 31, 1997. Working capital decreased by $3,557,000 and total assets decreased by $3,644,000. These decreases are primarily a result of cash used in operations during Fiscal 1998.
Stockholders' equity decreased by $3,630,000 as a result of the aforementioned net operating loss offset by additions to equity for securities issued in exchange for services performed and exercise of warrants.

Since inception, the Company has experienced negative cash flow from operations, and management considers it prudent to anticipate that negative cash flow from operations will continue until such time as sales of its products under development commence. The Company and its subsidiary, BG Development Corp. ("BGDC") initiated a private placement equity financing to raise a maximum of $10 million assuming exercise of over-allotment provision by the placement agent as described in Note 8 to the consolidated financial statements. On June 22, 1998, the Company and BGDC closed on gross proceeds of $2.9 million ($2.6 net proceeds) for the aforementioned private placement. The Company has also initiated contingency plans to defer certain research and development expenditures and other non essential costs until the Company has closed a more significant portion of the aforementioned financing. Management believes the Company's financial resources will be adequate, based on the assumption that no significant revenues are generated through March 1999.

The Company received notice from the American Stock Exchange ("AMEX") that Amex intends to take action to remove the Company's Common Stock from the AMEX because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company notified the Board of Governors of AMEX that it will appeal the decision to remove the Company's Common Stock from the AMEX. There can be no assurance that the appeal by the Company will be successful, and that the listing will be continued. The Company is taking measures to ensure that in the event of an unsuccessful appeal, an orderly transition will occur and that its Common Stock will commence trading on the NASD Electronic Bulletin Board. If the Company were to lose it's listing on the AMEX, the Company's ability to raise additional capital might be impaired.

During Fiscal 1998, the Company received approval from the FDA for its PTM product and signed two distribution agreements with Steri-Oss, Inc. for the exclusive five-year distribution of PTM globally, excluding Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, both of which may cause an increase in the net utilization of cash. However, there can be no assurance the Company will enter into any new distribution agreements, or that any of its marketing partners will order the PTM products in significant quantities.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), a privately held corporation, under which it acquired an exclusive license to certain proprietary Cancer Immunotherapy technology. The Company incurred $305,000 and $323,000 in product development expenses during Fiscal 1998 and 1997, respectively, and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement as amended, the Company is currently funding substantially all expenses of BTI, which consist primarily of product development expenses. The Company incurred $1,405,000 and $1,501,000 in product development expenses during Fiscal Years 1998 and 1997, respectively, and expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI.

In March 1998, the Company signed a license agreement for a drug compound called O6 Benzylguanine ("BG") with the owners of the patents: Pennsylvania State University, the National Institutes of Health (NIH), the University of Chicago, and Case Western Reserve University, (collectively, the "Co-Owners"), and in turn, assigned it to its subsidiary BGDC. Under the terms of the agreement, the Company has a six month evaluation period ending on September 17, 1998. The Company may terminate the agreement during the evaluation period and pay $75,000 to the Co-Owners.

The Company may enter into a Cooperative Research and Development Agreement ("CRADA") with the NIH to fund studies and clinical trials. If the Company were to enter into a CRADA with the NIH, it would be obligated to provide funding of $125,000 each year for research. If the Company elects to continue to develop the BG technology, it would be obligated to make additional milestone, royalty and patent reimbursement payments to the Co-Owners during the term of the License Agreement. The agreement also has a provision in which the Company may make certain portions of the aforementioned payments in common stock of the Company.

In connection with the license agreement for BG, the Company entered into an introduction agreement with Paramount Capital Investments LLC. The agreement provides for cash consideration of $100,000 plus reimbursement of expenses, as well as milestone payments in the Company's common stock of up to 1,000,000 shares if the BG compound successfully reaches certain milestones. The Company recorded $225,000 in product development expenses under this agreement during Fiscal 1998.

The Company has never paid a cash dividend and does not contemplate the payment of cash dividends in the foreseeable future.

IMPACT OF INFLATION. The impact of inflation on the operations of the Company during Fiscal Years 1998, 1997 and 1996 was not material.

YEAR 2000 COMPLIANCE. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company does business and any resulting effects on the Company cannot be reasonably estimated at this time. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:                                                                PAGE

Independent  Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Consolidated Balance Sheets as of March 31, 1998 and 1997 (as restated) . . . . . . . . . . . . .  31

Consolidated Statements of Operations for the years ended March 31, 1998, March 31, 1997
(as restated), March 31, 1996 and September 23, 1983 (inception) to March 31, 1998. . . . . . . .  32

Consolidated Statements of Stockholders' Equity from September 23, 1983 (inception) to
   March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Consolidated Statements of Cash Flow for the years ended March 31, 1998, March 31, 1997,
   March 31, 1996 and September 23, 1983 (inception) to March 31, 1998. . . . . . . . . . . . . .  35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36


INDEPENDENT AUDITORS' REPORT


Pacific Pharmaceuticals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pacific Pharmaceuticals, Inc. and Subsidiaries (collectively, the "Company", a development stage enterprise) as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998 and the period from September 23, 1983 (date of incorporation of Pacific Pharmaceuticals, Inc.) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Pharmaceuticals, Inc. and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, and for the period from September 23, 1983 (date of incorporation of Pacific Pharmaceuticals, Inc.) to March 31, 1998 in conformity with generally accepted accounting principles.

The Company is in the development stage as of March 31, 1998. As discussed in
Note 1 to the consolidated financial statements, the Company's activities since inception have been directed primarily toward the development and commercialization of products based on biotechnological research.

As discussed in Note 9, the accompanying fiscal 1997 financial statements have been restated.


DELOITTE & TOUCHE LLP
July 8, 1998
San Diego, California

CONSOLIDATED BALANCE SHEETS
PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


                                                                                              As of March 31,
                                                                             --------------------------------------------
                                                                                        1998                    1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                      (as restated,
CURRENT ASSETS:                                                                                              see Note 9)

Cash and cash equivalents                                                              $3,290,176             $1,784,599
Short-term investments                                                                          -              4,981,435
Accounts receivable, net                                                                        -                 99,066
Inventory                                                                                  38,637                 41,677
Prepaid expenses                                                                           85,053                 87,311
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                             3,413,866              6,994,088
-------------------------------------------------------------------------------------------------------------------------


Property and equipment, net                                                                71,840                 82,563
Patent costs, net                                                                         104,981                157,597
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $3,590,687             $7,234,248
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                                         $661,371               $723,523
Accrued expenses                                                                          201,125                161,574
Current portion of capital leases                                                           4,066                  4,670
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                          866,562                889,767
-------------------------------------------------------------------------------------------------------------------------

Capital leases                                                                             22,584                 13,072
-------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $25 par value, 2,000,000 shares authorized 40,090 and 50,000 issued and outstanding at March 31, 1998 and 1997, respectively
       (liquidating preference $10,423,400)                                             1,002,288              1,250,038
Common stock, $.02 par value, 100,000,000 shares authorized;
       10,777,234 and 8,151,029 shares issued and
       outstanding at March 31, 1998 and 1997, respectively                               215,545                163,021
Capital in excess of par value                                                         46,969,197             38,805,489
Deficit accumulated during the development stage                                      (45,485,489)           (33,887,139)
-------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                       2,701,541              6,331,409
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,590,687             $7,234,248
-------------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)




                                                          Years Ended March 31,                     September 23, 1983
                                 --------------------------------------------------------------      (inception) to
                                       1998                 1997                  1996                 March 31, 1998
---------------------------------------------------------------------------------------------------------------------
REVENUES                                                (as restated,
                                                          see Note 9)

   Product sales                       $69,510             $100,485                $13,657           $2,019,741
   License fees and royalties            5,405                1,207                150,000              486,612
   Contract research                         -               39,172                 45,000              268,063
   Marketing rights                          -                5,000                 60,000            1,311,500
   Interest and other                  273,545              129,316                110,159            1,913,658
---------------------------------------------------------------------------------------------------------------
Total revenues                         348,460              275,180                378,816            5,999,574
---------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of product sales               140,460               95,200                124,530            3,138,395
   Product development               2,196,433            2,565,664              1,853,899           17,160,961
   General and administrative        2,086,249            1,155,515              1,257,722           17,851,747
   Business development
     and marketing                     218,603              290,603                372,316            3,776,889
   Interest and other                   78,178               65,564                 26,252              633,973
---------------------------------------------------------------------------------------------------------------
Total costs and expenses             4,719,923            4,172,546              3,634,719           42,561,965
---------------------------------------------------------------------------------------------------------------

Net loss                            (4,371,463)          (3,897,366)            (3,255,903)         (36,562,391)

Convertible preferred stock
   dividends                         7,226,887            1,696,211                      -            8,923,098
---------------------------------------------------------------------------------------------------------------

Net loss applicable to
   common stockholders            $(11,598,350)      $   (5,593,577)       $    (3,255,903)     $   (45,485,489)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Net loss per share
   of common stock--basic and
   diluted                              ($1.25)              ($0.69)                ($0.52)
-------------------------------------------------------------------------------------------

Weighted average common
   stock outstanding                 9,273,717            8,115,139              6,222,832
-------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

                                                           PREFERRED STOCK                     COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
                                                   SHARES           PAR VALUE           SHARES           PAR VALUE
----------------------------------------------------------------------------------------------------------------------
Balance at September 23, 1983                          -           $      -                  -           $
Original issuance of common stock:
   October 1983 at $.02 per share                                                        597,500             11,950
   October 1983 at $2.00 per share                                                        55,000              1,100
Issuance for cash, January 1984
   at $4.00 per share                                                                    383,625              7,672
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1984                              -                  -            1,036,125             20,722
Purchase of treasury stock
Adjustment to capital in excess
   of par value
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1985                              -                  -            1,036,125             20,722
Purchase of treasury stock
Initial public offering, October 1985
   at $6.00 per share                                                                    500,000             10,000
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1986                              -                  -            1,536,125             30,722
Purchase of treasury stock
Preferred stock subscribed:
   Series A                                           6,000            150,000
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1987                             6,000            150,000         1,536,125             30,722
Issuance of 8.5% convertible
   subordinated notes warrants
Retirement of treasury stock                                                             (17,500)              (350)
Preferred stock subscribed/(returned):
   Series A                                          (3,000)           (75,000)
   Series B                                           1,600             40,000
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1988                             4,600            115,000         1,518,625             30,372
Conversion of 8.5% convertible
   subordinated notes                                                                     39,999                800
Consultant's compensation                                                                  1,073                 22
Preferred stock subscribed/(converted):
   Series A                                          (3,000)           (75,000)           35,002                700
   Series B                                          27,180            679,500
Dividends accrued - Series B
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1989                            28,780            719,500         1,594,699             31,894
Private placement, November 1989
   at $8.00 per share                                                                     75,000              1,500
Exercise of common stock options                                                           3,500                 70
Preferred stock subscribed/(converted):
   Series B                                         (28,780)          (719,500)          719,500             14,390
Dividends accrued - Series B
Reverse accrued dividends - Series B
Exercise of Series B warrants                                                            463,088              9,262
Exercise of other warrants                                                                 2,000                 40
Net loss
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1990                               -                  -           2,857,787             57,156




                                                                       DEFICIT
                                                                     ACCUMULATED
                                                    CAPITAL           DURING THE
                                                   IN EXCESS         DEVELOPMENT
                                                 OF PAR VALUE           STAGE
----------------------------------------------------------------------------------
Balance at September 23, 1983                     $                  $
Original issuance of common stock:
   October 1983 at $.02 per share
   October 1983 at $2.00 per share                    108,900
Issuance for cash, January 1984
   at $4.00 per share                               1,325,817
Net loss                                                              (137,937)
----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1984                           1,434,717         (137,937)
Purchase of treasury stock                               (267)
Adjustment to capital in excess
   of par value                                         5,600
Net loss                                                              (692,070)
----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1985                           1,440,050         (830,007)
Purchase of treasury stock                                (83)
Initial public offering, October 1985
   at $6.00 per share                               2,392,536
Net loss                                                              (994,767)
----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1986                           3,832,503       (1,824,774)
Purchase of treasury stock                                 (5)
Preferred stock subscribed:
   Series A                                           450,000
Net loss                                                            (1,445,191)
----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1987                           4,282,498       (3,269,965)
Issuance of 8.5% convertible
   subordinated notes warrants                         62,500
Retirement of treasury stock                              350
Preferred stock subscribed/(returned):
   Series A                                          (225,000)
   Series B                                           120,000
Net loss                                                            (1,327,934)
-----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1988                           4,240,348       (4,597,899)
Conversion of 8.5% convertible
   subordinated notes                                 249,193
Consultant's compensation                               6,524
Preferred stock subscribed/(converted):
   Series A                                            74,296
   Series B                                         1,556,444
Dividends accrued - Series B                         (221,955)
Net loss                                                            (1,553,240)
------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1989                           5,904,850       (6,151,139)
Private placement, November 1989
   at $8.00 per share                                 538,500
Exercise of common stock options                       13,930
Preferred stock subscribed/(converted):
   Series B                                           705,111
Dividends accrued - Series B                         (141,158)
Reverse accrued dividends - Series B                  363,113
Exercise of Series B warrants                       1,611,546
Exercise of other warrants                             14,360
Net loss                                                            (1,512,343)
-------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1990                           9,010,252       (7,663,482)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES(A DEVELOPMENT STAGE ENTERPRISE)

                                                                     PREFERRED STOCK                        COMMON STOCK
                                                           ----------------------------------------------------------------------
                                                                SHARES           PAR VALUE           SHARES           PAR VALUE
---------------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                                                       7,100                142
Exercise of other warrants                                                                            98,000              1,960
Consultant's compensation                                                                                338                  7
Private placement, October 1990
   at $12.00 per share                                                                               257,500              5,150
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1991                                         -                  -             3,220,725             64,415
Exercise of common stock options                                                                      10,950                218
Exercise of other warrants                                                                            10,000                200
Private placement, April 1991
   at $17.50 per share                                                                               214,188              4,284
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1992                                         -                  -             3,455,863             69,117
Exercise of common stock options                                                                       4,300                 86
Private placement, May 1992
   at $11.625 per share                                                                              277,100              5,542
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993                                         -                  -             3,737,263             74,745
Exercise of common stock options                                                                      70,227              1,405
Common stock retired as payment
   for common stock options exercised                                                               (12,903)              (258)
Grant of stock option below fair market value
Private placements:
   July 1993 at $5.50 per share                                                                      317,093              6,342
   December 1993 at average of $6.12 per share                                                       427,275              8,546
   January 1994 at average of $6.24 per share                                                        222,100              4,442
   March 1994 at $5.30 per share                                                                      51,000              1,020
Common stock issued in payment of offering expenses                                                      974                 19
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                                          -                  -            4,813,029             96,261
Private placements:
    April 1994 at $4.00 per share                                                                    100,000              2,000
    August 1994 at $4.485 per share                                                                  100,000              2,000
    September 1994 at $3.80 per share                                                                250,000              5,000
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                                          -                  -            5,263,029            105,261
Private placements:
    November 1995 at $1.25 per share                                                               2,788,000             55,760
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                                                          8,051,029            161,021
Private placement of convertible preferred stock                 50,000         $1,250,038
Warrants exercised                                                                                   100,000              2,000
Issuance of warrants for services
Convertible preferred stock dividend (as restated, see Note 9)
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997 (AS RESTATED)                          50,000          1,250,038         8,151,029            163,021
---------------------------------------------------------------------------------------------------------------------------------
Warrants exercised                                                                                   423,437              8,469
Issuance of common stock for services                                                                 13,110                262
Conversion of preferred stock into common stock                 (9,910)          (247,750)         2,189,658             43,793
Preferred stock unit purchase options as compensation
  for financial advisory services
Convertible preferred stock dividend
Net loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                        40,090         $1,002,288        10,777,234           $215,545
---------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                              DEFICIT
                                                                            ACCUMULATED
                                                           CAPITAL           DURING THE
                                                          IN EXCESS         DEVELOPMENT
                                                         OF PAR VALUE          STAGE
-------------------------------------------------------------------------------------------
Exercise of common stock options                                 28,258
Exercise of other warrants                                      743,640
Consultant's compensation                                         2,894
Private placement, October 1990
   at $12.00 per share                                        2,765,446
Net loss                                                                       (2,111,267)
------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1991                                    12,550,490        (9,774,749)
Exercise of common stock options                                 40,932
Exercise of other warrants                                      104,800
Private placement, April 1991
   at $17.50 per share                                        3,433,816
Net loss                                                                       (3,156,803)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1992                                    16,130,038       (12,931,552)
Exercise of common stock options                                 16,139
Private placement, May 1992
   at $11.625 per share                                       2,889,461
Net loss                                                                       (3,738,097)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993                                    19,035,638       (16,669,649)
Exercise of common stock options                                292,406
Common stock retired as payment
   for common stock options exercised                           (99,740)
Grant of stock option below fair market value                   468,750
Private placements:
   July 1993 at $5.50 per share                               1,531,879
   December 1993 at average of $6.12 per share                2,386,770
   January 1994 at average of $6.24 per share                 1,259,545
   March 1994 at $5.30 per share                                244,088
Common stock issued in payment of offering expenses               8,868
Net loss                                                                       (4,613,042)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                                    25,128,204       (21,282,691)
Private placements:
    April 1994 at $4.00 per share                               378,000
    August 1994 at $4.485 per share                             423,575
    September 1994 at $3.80 per share                           886,428
Net loss                                                                       (3,754,968)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                                    26,816,207       (25,037,659)
Private placements:
    November 1995 at $1.25 per share                          2,864,383
Net loss                                                                       (3,255,903)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                    29,680,590       (28,293,562)
Private placement of convertible preferred stock              7,291,688
Warrants exercised                                               92,000
Issuance of warrants for services                                45,000
Convertible preferred stock dividend (as restated,
see Note 9)                                                   1,696,211        (1,696,211)
Net loss                                                                       (3,897,366)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997 (AS RESTATED)                      38,805,489       (33,887,139)
-------------------------------------------------------------------------------------------
Warrants exercised                                              389,562
Issuance of common stock for services                            11,737
Conversion of preferred stock into common stock                 203,957
Preferred stock unit purchase options as compensation
  for financial advisory services                               331,565
Convertible preferred stock dividend                          7,226,887        (7,226,887)
Net loss                                                                       (4,371,463)
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                   $46,969,197      ($45,485,489)
-------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       34

CONSOLIDATED STATEMENTS OF CASH FLOW
PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)


                                                                           YEARS ENDED MARCH 31,           SEPTEMBER 23, 1983
                                                               -----------------------------------------     (INCEPTION) TO
                                                                   1998          1997          1996          MARCH 31, 1998
--------------------------------------------------------------------------------------------------------  -------------------
OPERATING ACTIVITIES
Net loss                                                        ($4,371,463)  ($3,897,366)  ($3,255,903)     ($36,562,391)
Adjustments to reconcile net loss to net cash used by
operating activities:
     Depreciation and amortization                                   81,257       109,731       123,427         1,665,001
     Non-cash compensation expense upon issuance
        of common stock, stock options and warrants                 331,565        45,000             -           851,861
     Net book value of asset disposals                               76,376        17,064         5,506           241,692
     Option income from retirement of stock
        or amounts previously advanced by customer                        -             -             -          (400,000)
     Changes in assets and liabilities:
        Accounts receivable                                          99,066       (96,398)        6,405              -
        Inventory                                                     3,040          (770)        7,060           (38,640)
        Prepaid expenses and other assets                             2,258         8,634         3,349           (96,028)
        Accounts payable                                            (62,152)      509,214        (2,505)          661,371
        Accrued expenses                                             39,551      (217,353)      263,486            57,102
        Customer advances                                                 -             -       (30,888)          140,863
        Other liabilities                                                 -        (7,842)      (11,895)           (4,866)
--------------------------------------------------------------------------------------------------------  -------------------
     Net cash used by operating activities                       (3,800,502)   (3,530,086)   (2,891,958)      (33,484,036)
--------------------------------------------------------------------------------------------------------  -------------------
INVESTING ACTIVITIES
Purchases of short-term investments                                       -    (4,981,435)   (1,288,106)      (10,461,867)
Maturities of short-term investments                              4,981,435     1,288,106       992,326        10,461,867
Capital expenditures                                                (16,502)       (9,764)      (51,596)         (847,929)
Patent costs                                                        (64,945)      (31,799)      (61,823)         (977,372)
Other                                                                     -         8,825             -             7,829
--------------------------------------------------------------------------------------------------------  -------------------
     Net cash provided by (used in) investing activities          4,899,988    (3,726,067)     (409,199)       (1,817,472)
--------------------------------------------------------------------------------------------------------  -------------------
FINANCING ACTIVITIES
Issuance of notes payable                                                 -       524,467       325,426         2,183,867
Repayment of notes payable                                                -      (524,467)     (325,426)       (1,965,124)
Repayment of capital lease obligations                               (3,940)       (4,625)      (37,087)         (183,547)
Long-term customer advances                                               -             -             -           100,000
Issuance of common stock, convertible preferred
     stock and stock warrants                                       410,031     8,635,726     2,920,143        38,456,487
--------------------------------------------------------------------------------------------------------  -------------------
     Net cash provided by financing activities                      406,091     8,631,101     2,883,056        38,591,684
--------------------------------------------------------------------------------------------------------  -------------------
Net increase (decrease) in cash
     and cash equivalents                                         1,505,577     1,374,948      (418,101)        3,290,176
Cash and cash equivalents at beginning of period                  1,784,599       409,651       827,752                 -
--------------------------------------------------------------------------------------------------------  -------------------
Cash and cash equivalents at end of period                       $3,290,176    $1,784,599      $409,651        $3,290,176
--------------------------------------------------------------------------------------------------------  -------------------
Cash paid for interest                                               $2,682       $36,210       $18,804          $497,742
--------------------------------------------------------------------------------------------------------  -------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Consolidated Financial Statements include the accounts of Pacific Pharmaceuticals, Inc. and its wholly owned subsidiaries, Perio Test, Inc., XYX Acquisition Corp. and BG Development Corp. (collectively, the "Company"). The Company was incorporated under the laws of the State of Delaware on September 23, 1983. For the period of inception to date, the Company's activities have been directed primarily toward the development and commercialization of products based on biopharmaceutical research. On August 7, 1997, the Company's stockholders approved an amendment to the Certificate of Incorporation to change the name of the Company to Pacific Pharmaceuticals, Inc. The Company was formerly known as Xytronyx, Inc.

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

Since inception, the Company has experienced negative cash flow from operations, and management considers it prudent to anticipate that negative cash flow from operations will continue until such time as sales of its products under development commence. The Company has initiated a private placement equity financing to raise a maximum of $10 million assuming exercise of over-allotment provision by the placement agent as described in
Note 8. On June 22, 1998, the Company closed on gross proceeds of $2.9 million ($2.6 net proceeds), for the aforementioned private placement. The Company has also initiated contingency plans to defer certain research and development expenditures and other non essential costs until the Company has closed a more significant portion of the aforementioned financing. Management believes the Company's financial resources will be adequate, based on the assumption that no significant revenues are generated through March 1999.

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

SHORT-TERM INVESTMENTS - Short term investments represent marketable debt securities and are carried at fair value in accordance with FAS 115. Unrealized holding gains or losses have not been material.

ACCOUNTS RECEIVABLE, NET - Accounts receivable consists of sales of products to customers, net of allowances for doubtful accounts.

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

PROPERTY AND EQUIPMENT - Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the related assets, which are principally five and ten years. Property and equipment are summarized as follows:


                                                                                        March 31
                                                                                 1998              1997
                                                                            ---------------    --------------
             Laboratory equipment                                                 $118,343          $357,139
             Office furniture and equipment                                        166,860           157,966
             Leasehold improvements                                                  3,799             3,799
                                                                            ---------------    --------------
             Total property and equipment                                          289,002           518,904
             Less accumulated depreciation and amortization                       (217,162)         (436,341)
                                                                            ---------------    --------------
             Total                                                                $ 71,840          $ 82,563
                                                                            ---------------    --------------
                                                                            ---------------    --------------



PATENT COSTS - Legal expenses incurred in connection with applications for patents on research and development projects are capitalized. The costs are amortized using the straight-line method over five years. Patent costs which have no further economic value are written off in the period in which such impairment in value occurs. As a result of the Company's annual evaluation of its capitalized patent costs, the Company wrote off patent and trademark costs during Fiscal 1998 with a net book value of $68,000 which related primarily to the Kephra technology. Patent costs are net of accumulated amortization of $335,844 and $360,969 at March 31, 1998 and 1997,
respectively.

ACCRUED EXPENSES - Accrued expenses consist of the following:

                                                                                       March 31
                                                                                1998               1997
                                                                           ---------------    ---------------
             Accrued compensation                                               $  67,687          $  25,185
             Accrued clinical trial expense                                       133,438            133,438
             Other                                                                      -              2,951
                                                                           ---------------    ---------------
             Total                                                              $ 201,125          $ 161,574
                                                                           ---------------    ---------------
                                                                           ---------------    ---------------

REVENUE RECOGNITION - Product sales revenue is generally recognized at the time of product shipment. License fees and royalties, contract research, and marketing rights income are all recognized as earned in accordance with their respective agreements. Payments received in advance of shipments or prior to the completion of the earnings process are recorded as deferred revenue.

LOSS PER SHARE OF COMMON STOCK - Basic loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE (EPS) during the current fiscal year. This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS is a function of weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock issuable pursuant to outstanding options, warrants, convertible debt or equity securities and other contingently issuable shares. The requirements of SFAS 128 have been applied retroactively to all periods presented. There was no impact on reported net loss per common share as a result of the adoption of this SFAS.

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

MAJOR CUSTOMERS -One customer accounted for 98% and 75% of product sales for the years ended March 31, 1998 and 1997, respectively. Three customers individually accounted for 21%, 26% and 46%, respectively, of fiscal year 1996 product sales. Export sales, which accounted for 2% in the current fiscal year, were to one customer in Japan, and 81% of product sales for the year ended March 31, 1997 were primarily to one customer in Europe. Export sales, all of which were to Japan, accounted for 51% of product sales in fiscal year 1996.

SUPPLEMENTAL CASH FLOW INFORMATION - The Company had the following noncash financing and investing activities for the period September 23, 1983 (inception) through March 31, 1998: Common Stock issued upon the conversion of $720,000 of Series B preferred stock during fiscal year 1990; Common Stock issued upon the conversion of long-term debt in the amount of $250,000 in fiscal year 1996; option income of $100,000 recognized from an amount previously classified as a customer advance during fiscal year 1996; capital lease obligations incurred totaling $229,000, of which $24,000 was incurred in fiscal year 1996 and $29,000 was incurred in fiscal year 1998, and; non-cash convertible preferred stock dividends of $6,822,000 and $1,696,000 in fiscal years 1998 and 1997, respectively.

RECLASSIFICATIONS - Certain items in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2.    STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS OF EQUITY SECURITIES - In fiscal year 1997, the Company completed a private equity financing ("1997 Private Placement") in two stages with the initial closing completed on December 19, 1996 (the "Initial Closing") and the final closing completed on March 7, 1997 (the "Final Closing") in which it raised $8,542,000, net of offering expenses.

The Company sold 100 Premium Preferred Units ("Units") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25 per share, and 50,000 Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1 per share and may be exercised until March 7, 2007.

The initial conversion ratio for the Preferred Stock was 208.33 shares of Common Stock for each share of Preferred Stock. The 1997 Private Placement contained an adjustment provision to reset the conversion ratio under certain conditions. For Preferred Stock converted after March 7, 1998, the new conversion ratio is 290.89 shares of common stock for each share of Preferred Stock.

The subscribers to the Private Placement purchased the Units at a discount from the closing prices of the Company's common stock on the Initial Closing date of 23% and the Final Closing date of 36%. The detachable stock purchase warrants issued as part of the Units and had a fair value at the date of issuance of $1,967,000. The aggregate value of the beneficial conversion feature and warrants at the date of issuance was $6,721,000 and has been recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. The reset of the conversion ratio during March 1998 generated an additional non-cash dividend of $2,576,000. Accordingly, non-cash dividends to preferred stockholders totaled $9,297,000, of which $7,227,000 and $1,696,000 were recognized during the years ended March 31, 1998 and 1997, respectively.

Holders of the Preferred Stock will be entitled to receive dividends, when and if declared by the Board of Directors. The Company does not intend to pay cash dividends on the Preferred Stock or the underlying Common Stock for the foreseeable future. Liquidating rights for preferred stockholders are $260 per share plus accrued, but unpaid dividends.

Certain of the subscribers to the Private Placement entered into a Lock-up Agreement ("Lock-up") with the Company. In the Lock-up, each subscriber agreed not to sell or exercise any of the securities contained in the Units until the underlying common stock is registered with the Securities and Exchange Commission. The Company filed a registration statement with respect to resale of the securities to be offered and the registration statement was effective on September 4, 1997. As of March 31, 1998, 25% of the securities remain subject to the Lock-up.

The placement agent, Paramount Capital Inc. ("Paramount"), who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $900,000 and a non-accountable expense allowance of $410,753. The Company will also pay a commission to Paramount of 6% of the gross proceeds received upon any exercise of the Warrants. Additionally, in connection with the 1997 Private Placement and in connection with its provision of financial advisory services to the Company, Paramount received a Unit Purchase Option and an Advisory Option (the "Options") which, in the aggregate, entitle Paramount to purchase 25 Units at $110,000 per unit. Accordingly, the Options would entitle the holders thereof, upon exercise, to receive (i) 12,500 shares of Preferred Stock, convertible into 3,636,125 shares of Common Stock, and (ii) Warrants to purchase 1,250,000 shares of Common Stock.

Under the terms of the Placement Agency agreement the Company signed with Paramount, Paramount will provide financial advisory services to the Company for an 18 month period beginning after the final closing. The Company will pay Paramount $2,500 per month and has agreed to sell 2.5 Units at $110,000 per unit to Paramount. The convertible Preferred Stock contained in the Units convert into 363,613 shares of the Company's common stock ("Advisory Stock"). There are also warrants ("Advisory Warrants") to purchase 125,000 shares of the Company's common stock at $1 per share attached to the Units, which are exercisable until March 7, 2007. The Company valued the Advisory Stock at approximately $335,000 and the Advisory Warrants at approximately $162,000 using a valuation program in accordance with SFAS 123. The Company is amortizing these advisory services over 18 months beginning in April 1997.

During November 1995 the Company completed a private placement of 34.85 units at $100,000 per unit to "accredited" investors as defined by federal securities regulations. Each unit was comprised of 80,000 shares of the Company's common stock and 100,000 warrants to purchase one share of common stock per warrant at an exercise price of $1.00 per share for a period of ten years. The Company received net proceeds of $2,920,000 after issuance costs of $565,000 Included among the issuance costs was the payment of $314,000 in commissions and a non-accountable expense allowance of $139,000 to Paramount. The Company will also pay a commission to Paramount of 6% of the gross proceeds received upon any exercise of the warrants. Additionally, Paramount received 4.35625 unit purchase warrants at an exercise price $110,000 per unit, to purchase up to 784,125 shares of common stock.

WARRANTS AND PLACEMENT AGENT'S UNIT PURCHASE OPTIONS - The table below summarizes the number of the Company's outstanding warrants and unit purchase options at March 31, 1998:

                                                                        Placement
                                                                          Agent's               Other
                                          Class A         Class B       Options and         Compensation
Description                              Warrants        Warrants         Warrants             Warrants            Total
------------------------------------   --------------   ------------  ------------------  ------------------  ---------------
Balance at March 31, 1997                  8,385,150        309,734           4,638,408             403,600       13,736,892
     Issued                                                                   1,031,880                            1,031,880
     Exercised                               423,437                                                                 423,437
     Cancelled/Expired                                                                              153,600          153,600
                                       --------------   ------------  ------------------  ------------------  ---------------
Balance at March 31, 1998                  7,961,713        309,734           5,670,288             250,000       14,191,735
                                       --------------   ------------  ------------------  ------------------  ---------------
                                       --------------   ------------  ------------------  ------------------  ---------------

Weighted Average Exercise Price          $      1.00      $   22.00      $         1.06      $         1.48     $       1.49
                                       --------------   ------------  ------------------  ------------------  ---------------



The Company may redeem the warrants if the market price of the Company's Common Stock for the 20-day period exceeds $4 per share. 3,010,000 of the Class A Warrants expire in November 2005 and 4,952,000 expire in March 2007.

As described in Note 4, a stipulated settlement agreement was completed in June 1994 under which the Company issued Class B warrants to purchase 309,734 shares of common stock at an exercise price of $22 per share, exercisable for a period of five years from date of issuance. The settlement warrants were issued on August 11, 1996 and expire in August 2001. The Company valued the Class B warrants using a generally accepted valuation program and determined that the value was immaterial.

In May 1996, the Company entered into an agreement with Wound Healing of Oklahoma ("WHO"), under which the Company acquired an exclusive world-wide license to a certain Cancer Immunotherapy technology. Under the agreement, the Company granted WHO a ten-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $50,000, and must pay a minimum royalty of $50,000 per year. The value of the warrant was based upon the negotiated terms of the agreement. The first year royalty is payable in two stages, 1) $25,000 due upon execution of the agreement and 2) $25,000 due upon submission of an Investigational New Drug ("IND") application to the U. S. Food and Drug Administration ("FDA"). The initial $25,000 was recognized as an expense upon execution of the agreement. The Company will record the balance of the expense related to the issuance of the warrant and pay the contingent portion of the minimum royalty if and when an IND is filed with the FDA concerning this technology.

In September 1996, the Company entered into a line of credit agreement with two of its stockholders under which the Company may borrow up to $500,000. The agreement called for interest at the rate of 12% per annum. In connection with the line of credit agreement, the Company granted the stockholders five-year warrants to purchase a total of 150,000 shares of the Company's common stock at an exercise price of $0.96. The warrants, which expire in October 2001, are valued at $20,000, which was recorded as interest during the period the line of credit facility was outstanding. The fair market value of the warrants was determined based upon rates for lines of credit with similar terms available to the Company at the date of grant. The line of credit was subsequently paid back in March 1997.

STOCKHOLDERS' RIGHTS PLAN - In April 1991, the Company's Board of Directors adopted a stockholders' rights plan. The plan provides for the distribution of preferred stock purchase rights to common stockholders which separate from the common stock ten business days following: (a) an announcement of an acquisition by a person or group ("Acquiring Party") of 15% or more of the outstanding common shares of the Company, (b) the commencement of a tender offer or exchange offer for 15% or more of the common shares, or (c) a merger or asset sale as defined in the agreement. Under the agreement, certain related parties are not considered to be an Acquiring Party. In addition, the plan was amended in November 1995 to allow Paramount (and its affiliates) associated with the November 1995 private placement to acquire up to 30% of the outstanding common shares of the Company without being characterized as an Acquiring Party and was additionally amended on December 17, 1996 to provide that Paramount (and its affiliates) would not be considered an Acquiring Party under the plan. One right attached to each share of common stock outstanding as of April 15, 1991 and attaches to all shares issued thereafter. Each right entitles the holder to purchase one one-hundredth of one share of Series R junior participating cumulative preferred stock, par value $25 per share ("unit of preferred stock"), at an exercise price of $120 per unit of preferred stock. The units of preferred stock are non redeemable, voting and are entitled to certain preferential dividend and liquidation rights. The exercise price and the number of units of preferred stock issuable are subject to adjustment to prevent dilution.

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

COMMON STOCK OPTIONS - The Company is authorized to issue options of up to 6,418,000 common shares to directors, consultants and key employees under various stock option plans or by direct grant by the Company's Board of Directors. Incentive and non-qualified stock options are granted at prices not less than the fair market value at the date of grant. There were no options granted below fair market value during fiscal years 1998, 1997 and 1996. However, during fiscal year 1998, two employees were issued 75,000 shares of restricted stock at a fair market value of $0.875 per share which vest over a two year period. Options become exercisable in various increments over two through five years. Options expire if not exercised within 5-10 years from the date of grant.

The following table summarizes stock option activity for the fiscal years ended March 31, 1996, 1997 and 1998:

                                                Number            Weighted Average
                                               of Shares           Exercise Price
                                               --------            --------------
      Outstanding April 1, 1995                1,051,640               $ 8.87
           Granted                               182,000               $ 2.21
           Exercised                                   -                    -
           Canceled                             (320,340)              $11.51
                                                 -------
      Outstanding March 31, 1996                 913,300               $ 6.59
           Granted                             1,054,000               $ 1.15
           Exercised                                   -                    -
           Canceled                            (257,300)               $ 5.10
                                               ---------
      Outstanding March 31, 1997               1,710,000               $ 3.08
           Granted                               920,000               $ 1.17
           Exercised                                   -                    -
           Canceled                            (597,500)               $ 1.48
                                                --------
      Outstanding March 31, 1998               2,032,500               $ 2.24
                                               ---------
                                               ---------


As of March 31, 1998, 4,310,000 shares remained available for grant under all plans. At March 31, 1998, options for 888,225 shares of common stock were exercisable at a weighted average exercise price of $3.45 per share and the remaining 1,144,275 become exercisable through 2002. At March 31, 1997, options for 489,725 common shares were exercisable at a weighted average exercise price of $6.78 per share.

The Company has adopted the disclosure only provisions of SFAS 123 and continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related interpretations. Accordingly, no compensation expense has been recognized during fiscal years 1998, 1997 and 1996 for employee stock option and purchase plan arrangements. In fiscal year 1998, $5,000 of compensation expense was recognized related to restricted stock awards.

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected life of options. A change in those assumptions could result in a significant change in the calculated values. Pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in fiscal years 1998 and 1997 are presented below.

If the computed fair values of the fiscal year 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, the proforma effect would have been an increase to compensation expense and net loss of $383,000 or ($.04) per share, $113,000 or ($.01) per share and $40,000 or
($.01) per share for the years ended March 31, 1998, 1997 and 1996, respectively. The program effect on net loss for fiscal years 1998, 1997 and 1996 is not representative of the proforma effect on net income or loss in future years because it does not take into consideration proforma compensation expense related to grants awarded prior to April 1, 1995.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1998:

                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                               -------------------            -------------------

                                         WEIGHTED AVERAGE      WEIGHTED                    WEIGHTED
                                            REMAINING          AVERAGE                     AVERAGE
    RANGE OF                 NUMBER        CONTRACTUAL         EXERCISE       NUMBER       EXERCISE
  EXERCISES PRICES          OF SHARES       LIFE (YRS)          PRICE       EXERCISABLE     PRICE
  ----------------          --------        ----------          -----       -----------     -----
     $ 0.75-$1.13          1,525,000           8.9            $ 1.05          528,125      $ 1.11

        1.75-2.50            183,500           7.9              2.04           95,200        2.03

        3.50-5.13            197,000           6.4              4.91          137,900        4.91

       6.25-10.00             67,000           5.1              9.09           67,000        9.09

      15.00-16.88             60,000           2.7             16.57           60,000       16.57
                           ---------                                          -------

     $ 0.75-16.88          2,032,500           8.3            $ 2.24          888,225      $ 3.45
                           ---------                                          -------
                           ---------                                          -------


The weighted average fair value of options granted during fiscal years 1998, 1997 and 1996 was estimated at $0.58, $0.57 and $1.42 respectively. The Company's calculations were made using the Black Scholes option pricing model recognizing forfeitures as they occur with the following weighted average assumptions:


                               1998             1997              1996
                               ----             ----              ----
Expected Life                  2.6              2.6               4.0
Interest Rate                  5.8%             6.0%              6.0%
Volatility                      75%              75%               84%
Dividend Yield                   0%               0%                0%


3.    DISTRIBUTION AND MARKETING AGREEMENTS

In May 1996, the Company entered into a distribution agreement with a European dental company for it to become the exclusive European distributor for the Company's Periodontal Tissue Monitor ("the PTM") product. The Company made an initial shipment to the distributor and recorded revenue of $76,000 during the year ended March 31, 1997. No revenues were recorded in the current fiscal year under this agreement and the agreement terminated in November 1997.

On June 23, 1997, the Company received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States of its PTM product. During the current fiscal year, the Company signed two agreements with an international dental company for the exclusive five-year distribution of PTM worldwide, except in Japan. The company recorded $68,000 in revenues under the agreements during the current fiscal year.

During the year ended March 31, 1996 the Company entered into an agreement under which it granted exclusive rights relating to its Kephra(TM) photochromic technology. The agreement relates to the exclusive use of Kephra in the U.S. and Canadian soft-drink markets and expired in June 1997. The Company recorded $150,000 of revenues during fiscal 1996 under this agreement.

In January 1996 the Company entered into an agreement under which it licensed its Sun Alert technology for exclusive worldwide use. The Sun Alert license is renewable each year with a minimum royalty payment of $5,000.

4.   COMMITMENTS AND CONTINGENCIES

TECHNOLOGY LICENSE AGREEMENTS - The Company enters into agreements relating to certain technologies which obligate the Company to pay royalties based on any sales of products incorporating such technologies and upon achievement of certain other milestones.

In March 1998, the Company signed a license agreement for a compound called O6 Benzylguanine ("BG") with the owners of the patents: Pennsylvania State University, the National Institutes of Health (NIH), the University of Chicago, and Case Western Reserve University, (collectively, the "Co-Owners"). Under the terms of the agreement, the Company has a six month evaluation period ending on September 17, 1998. The Company may terminate the agreement during the evaluation period and pay $75,000 to the Co-Owners. Accordingly, the Company recorded $75,000 in product development expenses under this agreement during Fiscal 1998.

The Company may enter into a Cooperative Research and Development Agreement ("CRADA") with the NIH to fund studies and clinical trials. If the Company were to enter into a CRADA with the NIH, it would be obligated to provide funding of $125,000 each year for five years for research. If the Company elects to continue to develop the BG technology, it would be obligated to make additional milestone, royalty and patent reimbursement payments to the Co-Owners during the term of the License Agreement. The agreement also has a provision in which the Company may elect to make payments in common stock of the Company.

In connection with the license agreement for BG, the Company entered into an introduction agreement with Paramount. The agreement provides for cash consideration of $100,000 plus reimbursement of expenses, as well as milestone payments in the Company's common stock of up to 1,000,000 shares if the BG compound successfully reaches certain milestones. The Company recorded $225,000 in product development expenses under this agreement during the current fiscal year. Paramount is affiliated with certain significant shareholders of the Company and a Paramount employee is a member of the Company's Board of Directors.

In May 1996 the Company entered into an agreement with Wound Healing of Oklahoma ("WHO") under which it acquired an exclusive worldwide license to Cancer Immunotherapy technology. The agreement requires the Company to pay WHO a royalty ranging from 8% to 10% on any sales of products using the licensed technology, or from the sale of marketing rights associated with the technology. The Company also entered into a research agreement for one year, plus renewal options, with WHO. During fiscal years 1998 and 1997, the Company incurred research and deveolopment expense of $305,000 and $322,000, on developing this technology.

The Company has an agreement with the Board of Trustees of the University of Illinois ("U of I") which grants the Company an exclusive license to certain technologies used in the PTM product and requires the Company to pay a royalty, subject to reduction under certain circumstances, to U of I equal to 5% of any sales of PTM. No royalties were recorded under the agreement in fiscal year 1998.

LEASES - The capitalized cost and accumulated depreciation of property under capital lease obligations included in property and equipment is as follows:

                                                                March 31
                                                             1998        1997
                                                             ----        ----
           Office furniture and equipment                  $28,393     $23,918
           Less accumulated depreciation                    (3,155)     (6,176)
                                                           -------     -------
           Net property under capital lease obligations    $25,238     $17,742
                                                           -------     -------
                                                           -------     -------


Future minimum lease commitments and rental payments are summarized as follows for the year ending March 31:

                                                              Capital       Operating
                                                              Leases          Lease
                                                              ------          ------
           1999                                              $ 6,519         $34,078
           2000                                                6,519         -------
           2001                                                6,519         -------
           2002                                                6,519
           2003                                                6,519
           Thereafter                                          1,630
                                                             -------
                                                              34,225
           Less imputed interest                              (7,575)
                                                             -------
           Present value of minimum future lease payments    $26,650
                                                             -------
                                                             -------


At March 31, 1998, the Company occupied approximately 3,400 square feet of office and laboratory space in San Diego, California under a lease which expires in February 1999. The lease has no renewal options. Total rent expense for the fiscal years ended March 31, 1998, 1997 and 1996, and the period September 23, 1983 to March 31, 1998 was $45,472, $136,831, $132,766 and $1,559,483,
respectively.

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

Under the terms of Dr. Shaw's employment agreement, the Company is required to pay all of Dr. Shaw's relocation expenses. The Board of Directors approved an interest free bridge loan of $300,000 to Dr. Shaw for the purpose of acquiring a new residence in California prior to the sale of his New Jersey residence. The loan, which was made on May 1997, was paid back in September 1997. The Company paid $182,000 in relocation expenses under the employment agreement during fiscal year 1998.

CONSULTING AGREEMENTS - As compensation for services rendered, the Company paid annual consulting fees to its former Chairman of $37,500 and $87,500 for fiscal years 1997 and 1996, respectively.

In December 1996, Dr. Jerry Weisbach was appointed to the Board of Directors of the Company. The Company also entered into a consulting agreement with Dr. Weisbach to provide advisory services to the Company. Dr. Weisbach was paid $30,600 and $9,000 during the fiscal years 1998 and 1997, respectively. Dr. Weisbach resigned from the Board of Directors in January 1998 and the consulting agreement was terminated.

LITIGATION - During 1992, the Company was the target of a consolidated stockholder class action complaint. Although management believed the claim to be without merit, the Company concluded that it was in the best interest of the Company to settle the matter. Such action was ultimately settled during fiscal 1995 with a cash payment of $2,800,000 to the plaintiff class, all of which was paid by the Company's insurers. Additionally, in fiscal year 1997, the Company issued to the plaintiff class five year Class B Warrants to purchase 309,734 shares of Common Stock at an exercise price of $22 per share. The Class B Warrants were issued on August 11, 1997 and expire in August 2001. The Company valued the Class B warrants using a generally accepted valuation model and determined that the value was immaterial.

5.    INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             March 31
                                                                  1998                     1997
                                                           --------------------     --------------------
      Deferred tax assets:
              Capitalized research expense                     $       226,000          $       276,000
              Accruals not currently deductible                         53,000                   41,000
              Net operating loss carryforwards                      12,388,000               11,647,000
              Capitalized technology                                   646,000                        -
              Research and development and other credits               577,000                  634,000
                                                           --------------------     --------------------
                     Total deferred tax credits                     13,890,000               12,598,000
      Deferred tax liabilities-patent expense                          (44,000)                 (65,000)
                                                           --------------------     --------------------
                     Total net deferred tax assets                  13,846,000               12,533,000
      Valuation allowance for deferred tax assets                  (13,846,000)             (12,533,000)
                                                           --------------------     --------------------
                     Net deferred tax assets                   $             -          $             -
                                                           --------------------     --------------------
                                                           --------------------     --------------------


A valuation allowance of $13,846,000 and $12,533,000 at March 31, 1998 and 1997, respectively, has been recognized as an offset to the deferred tax assets as realization of such assets is uncertain. At March 31, 1998, the Company has federal and California tax net operating loss carryforwards of approximately $33,077,000 and $9,175,000, respectively. The Company also has federal and California research and other credit carryforwards of approximately $442,000 and $135,000, respectively. The difference between the tax loss and credit carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California tax loss carryforwards. The federal and California tax loss carryforwards and the credit carryforwards expire beginning in Fiscal 1999 through 2013, unless previously utilized.

The Internal Revenue Code ("the Code") includes provisions which significantly limit potential use of net operating losses in situations where there is a change in ownership of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The State of California has enacted similar legislation. The common stock issuance of November 27, 1995 in combination with other stock issuances completed by the Company during the past three years have resulted in a change in ownership as of November 27, 1995 as defined in the Code. Accordingly, the Company has federal and California net operating losses in the amount of $25,175,000 and $6,526,000 respectively that are currently subject to the annual limitation. Approximately $605,000 of these net operating losses become available for use each year. The remaining federal and California net operating losses of approximately $7,902,000 and $2,649,000, respectively, are not subject to the annual limitation since these losses occurred after the ownership changes.

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

The agreement calls for the Company to issue common stock to the BTI stockholders with an aggregate acquisition value of $6,000,000. The number of shares of the Company's common stock to be issued ranges from 1,000,000 to 3,000,000 shares, and is to be determined based upon the market price of the Company's common stock prior to the date of exercise. The agreement has been approved by a majority of the stockholders of BTI. The Company's Board of Directors voted to approve the merger, however the merger is also subject to shareholder approval for the issuance of additional shares of common stock. One of the Company directors is also a director of BTI.

Under the agreement, the Company will assist BTI during the option period in preparing the PDT products for advancement into human clinical trials. The Company pays substantially all of BTI's operating expenses which are comprised primarily of product development costs. The Company is also required to advance to BTI funds to repay $664,000 of indebtedness, including accrued interest as part of the acquisition price of BTI. Certain holders of such indebtedness are shareholders of the Company. In exchange for such funding, BTI will issue convertible notes to the Company which may be converted into BTI equity at the Company's option or if the merger is not consummated. The Company has elected to record all advances to BTI as product development expense in the period incurred due to uncertainties regarding the ultimate value to be realized from the convertible notes. During the fiscal years ended March 31, 1998 and 1997, the Company advanced $1,176,000 and $1,282,000, respectively to BTI.

7.  OTHER RELATED PARTY TRANSACTIONS

For the period September 23, 1983 to March 31, 1995, the Company incurred expenses, principally for financial consulting services inclusive of finder's fees on Company financing of $861,928 to related entities.

8.     SUBSEQUENT EVENTS

POTENTIAL DELISTING FROM THE AMERICAN STOCK EXCHANGE

On June 24, 1998, the Company received notice from the American Stock Exchange ("AMEX") that Amex intends to take action to remove the Company's Common Stock from the AMEX because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company notified the Board of Governors of AMEX that intends to appeal the decision to remove the Company's Common Stock from the AMEX. There can be no assurance that the appeal by the Company will be successful, and that the listing will be continued. The Company is taking measures to ensure that in the event of an unsuccessful appeal, an orderly transition will occur and that its Common Stock will commence trading on the NASD Electronic Bulletin Board.

SECURITY PRIVATE PLACEMENT FINANCING

The Company entered into a Placement Agency agreement with Paramount to do an additional private placement financing ("Private Placement"). Under the terms of the agreement, the placement agent will use its best efforts to sell 60 Units for $100,000 each, which consist of 50,000 shares of Series A Convertible Preferred Stock ("Units"), valued at $2.00 per share of BG Development Corp. ("BGDC"), a wholly-owned subsidiary of the Company. The Units are redeemable in cash or common stock of the Company under certain circumstances. The Private Placement, as presently structured, would raise minimum gross proceeds of $1,000,000 and maximum gross proceeds of $6,000,000 with a provision for the placement agent to sell an additional 40 Units as an over-allotment of up to $4,000,000. Seventy-five percent of the net proceeds of the Private Placement will be used by BGDC for development costs associated with BG technology acquired during fiscal 1998 (Note 4). Twenty-five percent of the net proceeds of the Private Placement will go to the Company to be used for general purposes.

At all times while the Units remain outstanding, the preferred stock shall accrue dividends as follows:


               Dividend Date                                     Dividend Amount
               -------------                                     ---------------
        From final closing to 30 months                         $1.99 per share
        30-36 months after closing                              $0.82 per share
        36-42 months after closing                              $0.82 per share
        42-48 months after closing                              $1.16 per share
        42-60 months after closing                              $1.16 per share
        After 60 months                                         Compounded rate of 35%


On June 22, 1998, the Company did an initial closing on 29 Units of the private placement described above for gross proceeds of $2,900,000 (net proceeds of $2,600,000).

9.     1997 RESTATEMENT

Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that the accounting for the convertible preferred stock issued, as originally reported in the fiscal 1997, did not reflect the value of the detachable stock purchase warrants issued in connection with the 1997 Private Placement described in Note 2. The fair value of such warrants, as calculated by an independent valuation consulting firm was $1,967,000 and is being recorded as a return to the preferred stockholders from the date of issue of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. As a result, net loss applicable to common shareholders and net loss per share for Fiscal 1997 have been restated from the amounts previously reported. Such restatement also resulted in a $530,950 increase in both capital in excess of par value and the deficit accumulated in development stage.

A summary of the effect of the restatement is as follows:


                                                                            September 23,
                                                                          1983 (inception)              September 23,
                               Fiscal 1997         Fiscal 1997            To March 31, 1997            1983 (inception)
                              As Previously             As                  As Previously              to March 31, 1997
                                 Reported           Restated                  Reported                    As Restated
                             ----------------  -------------------  ----------------------------   -------------------------
Convertible
  preferred stock
  dividends                   $   1,165,261        $   1,696,211          $    1,165,261             $         1,696,211
                             ----------------  -------------------  ----------------------------   -------------------------
Net loss applicable
  to common
  shareholders                $  (5,062,627)       $  (5,593,577)         $  (33,356,189)            $       (33,887,139)
                             ----------------  -------------------  ----------------------------   -------------------------
Net loss per share of
  common stock--basic
  and diluted                 $       (0.62)       $       (0.69)
                             ----------------  -------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                        PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors" and "Executive Compensation" and "Beneficial and Record Ownership of Securities", respectively, set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, for its Annual Meeting of Stockholders to be held on August 13, 1998. Information concerning executive officers is incorporated herein by reference to the information included in Part I, Item 4A of this report under the caption "Executive Officers of the Registrant."

                                       PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
             AND REPORTS ON FORM 8-K

           (a) (1) The following documents are filed as a part of this Report:
                   Financial Statements--See Index to Consolidated Financial Statements as Item 8 on page 28 of this Report.

                     Exhibits
                     --------

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Merger between the Registrant, XYX Acquisition Corp., and Binary Therapeutics, Inc. dated June 4, 1996. (20)

2.2 Letter Agreement dated February 27, 1997 amending the Agreement and Plan of Merger. (25)

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

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

3.4 Certificate of Elimination with respect to the Registrant's Series A Convertible Preferred Stock. (4)

3.5 Certificate of Designations of Convertible Preferred Stock, Revised Series A of the Registrant. (4)

3.6 Certificate of Designations of Convertible Preferred Stock, Series B of the Registrant. (4)

3.7 Form of Certificate of Designations of Series R Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on April 16, 1991. (6)

3.8 Certificate of Amendment of Certificate of Designations of Preference of Convertible Preferred Stock, Series B filed with the Delaware Secretary of State on September 14, 1989. (13)

3.9 Bylaws of the Registrant amended and restated as of November 6, 1992. (16)

3.10 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on April 8, 1996. (20)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT

3.11 Certificate of Amendment to Certificate of Designations of Series R Junior Participating Cumulative Preferred Stock, $25.00 par value, filed with the Delaware Secretary of State on November 17, 1995. (19)

4.1           Description of the Registrant's Common Stock, $.02 par value. (7)

4.2 Rights Agreement, dated as of April 2, 1991, by and between the Registrant and First Chicago Trust Company of New York. (6)

4.3 Form of Right Certificate pertaining to the Preferred Stock Purchase Rights of the Registrant. (6)

4.4 Amendment No. 1 to Rights Agreement between Xytronyx, Inc. and First Chicago Trust Company of New York as Rights Agent dated November 10, 1995. (19)

4.5           Warrant Agreement for "Class B Warrants." (22)

4.6 Certificate of Designations of Series A Convertible Preferred Stock of Xytronyx, Inc. (23)

4.7 Warrant Agreement for "Class B" Warrants including Form of Class B Warrant. (24)

4.8 Amendment No. 2 to Rights Agreement among Xytronyx, Inc., First Chicago Trust Company of New York and American Stock Transfer & Trust Company dated August 15, 1996. (25)

4.9 Amendment No. 3 To Rights Agreement between Xytronyx, Inc. and American Stock Transfer & Trust Company dated December 17, 1996.
              (25)

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

10.5          Advice to Holders of the Company Common Stock Issued January 31,
              1984. (1)

10.6 Research Agreement dated January 28, 1986 between the Company and the University of Washington. (8)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

10.7 Research Agreement dated March 4, 1987 between the Registrant and the University of Washington. (3)

10.8*           Nonqualified Stock Option Plan of the Registrant, as amended.
                (8)

10.9*           Incentive Stock Option Plan of the Registrant, as amended. (8)

10.10* Stock Option Plan for Nonemployee and Non-Consultant Directors of the Registrant. (8)

10.11*          Stock Option Agreement between the Registrant and Morris Weeden.
                (8)

10.12*          Stock Option Agreement between the Registrant and William
                Jorgenson. (8)

10.13 Form of Indemnity Agreement between the Registrant and its directors and executive officers. (8)

10.14* Amendment dated May 8, 1987 to the Incentive Stock Option Plan of the Registrant. (4)

10.15*          1988 Stock Option Plan of the Registrant. (11)

10.16*          Key Executive Stock Option Plan of the Registrant. (10)

10.17* 1991 Stock Option Plan for Employees and Consultants of the Registrant. (14)

10.18* 1991 Stock Option Plan for Non-Employee and Non-Consultant Directors of the Registrant. (14)

10.19           April 29, 1992, Unit Purchase Agreement. (15)

10.20           Ladenburg, Thalmann & Co., Inc. Warrant. (15)

10.21           Payne Financial Group, Inc. Stock Subscription Warrant. (15)


10.22*          Stock Option Agreement between the Registrant and Dr. Peter
                Baram. (17)

10.23*          Stock Option Agreement between the Registrant and Larry O.
                Bymaster. (18)

10.24*          Stock Option Agreement between the Registrant and Rand P.
                Mulford. (18)

10.25 License Agreement Between the Registrant and Wound Healing of Oklahoma dated May 8, 1996. (20)

10.26*          Xytronyx, Inc. Equity Incentive Plan. (23)

10.27*          Xytronyx, Inc. Stock Option Plan for Non-Employee
                Directors. (23)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

10.28* Employment Agreement between Xytronyx, Inc. and H. Laurence Shaw dated December 16, 1996. (23)

10.29 Form of Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.30 Form of Amendment No. 1 to Placement Agency Agreement between Company and Paramount Capital, Inc. (24)

10.31 Form of Subscription Agreement between Company and certain Selling Stockholders. (24)

10.32* Employment Agreement dated January 1, 1997 between the Company and Larry O. Bymaster. (25)

10.33* Consulting Agreement dated June 1, 1997 between the Company and Donna Shaw, Ph.D. (25)

10.34* Employment Agreement dated April 18, 1997 between the Company and Anil Singhal, Ph.D. (25)

10.35*          Promissory Note dated May 9, 1997 between the Company and Dr. H.
                Laurence Shaw. (25)

10.36* Exclusive Distribution Agreement dated August 12, 1997 between Pacific Pharmaceuticals, Inc. and Steri-Oss, Inc.(26)

10.37* Exclusive Distribution Agreement for European Territory dated December 1, 1997 between Pacific Pharmaceuticals, Inc. and Steri-Oss, Inc. Portions of this exhibit have been omitted pursuant to request for confidential treatment. (27)

10.38* Consulting Agreement dated November 14, 1997 between Pacific Pharmaceuticals, Inc. and Frank Barnes. (27)

10.39* License Agreement dated March 17, 1998 between the Company and Pennsylvania State University. Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (28)

10.40* Introduction Agreement dated February 12, 1998 between Paramount Capital Investments LLC the Company. Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (28)

10.41* Form of Placement Agency Agreement dated as of April 1, 1998, among the Company, BG Development Corp. and Paramount Capital, Inc. (5)

10.42* Form of Subscription Agreement among the Company, BG Development Corp. and Paramount Capital, Inc. (5)

*Management contract, compensatory plan or arrangement

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

23.             Independent Auditors' Consent. (5)

27.             Financial Data Schedule. (5)

---------------------

(1) Previously filed together with the Registrant's Registration Statement on Form S-18 dated May 30, 1985.

(2) Previously filed together with Amendment No. 1 to the Registrant's Registration Statement on Form S-18 dated July 29, 1985.

(3) Previously filed together with the Registrant's Annual Report on Form 10-K filed June 29, 1987.

(4) Previously filed together with the Registrant's Annual Report on Form 10-K filed June 17, 1988.

(5)        Filed herewith.

(6) Previously filed together with the Registrant's Current Report on Form 8-K on April 3, 1991.

(7) Incorporated by reference to the Registrants Registration Statement on Form 8-A declared effective Sept. 23, 1986.

(8) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1986.

(9) Previously filed together with Amendment No. 2 to the Registrant's Registration Statement on Form S-18 dated July 29, 1985.

(10) Previously filed together with the Registrant's Annual Report on Form 10-K on June 29, 1989.

(11) Previously filed together with the Registrant's Proxy Statement dated August 15, 1988, for the Annual Meeting of Stockholders held on September 23, 1988.

(12) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1990.

(13) Previously filed together with Registrant's Annual Report on Form 10-K dated March 31, 1991.

(14) Previously filed together with the Registrant's Registration Statement on Form S-8 dated January 13, 1992.

(15) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1992.

(16) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1993.

(17) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1994.

(18) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1995.

(19) Previously filed together with the Registrant's Current Report on Form 8-K on November 10, 1995.

(20) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1996.

(21) Previously filed together with the Registrant's Current Report on Form 8-K) on April 1, 1996.

(22) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(23) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(24) Previously filed together with the Registrant's Registration Statement on Form S-3 dated April 28, 1997.

(25) Previously filed together with the Registrant's Annual Report on Form 10-K dated March 31, 1997.

(26) Previously filed together with the Registrant's Current Report on Form 8-K on September 24, 1997.

(27) Previously filed together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(28) Previously filed together with the Registrant's Current Report on Form 8-K on March 23, 1998.

           (b)   Reports on Form 8-K.

           A report on Form 8-K, dated June 26, 1998 was filed under item 5 of Form 8-K with respect to the announcement that the Company received notice from the American Stock Exchange ("AMEX") that Amex intends to take action to remove the Company's Common Stock from the AMEX because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company will exercise its right to appeal to the Board of Governors of AMEX the decision to remove the Company's Common Stock from the AMEX. The Company is taking measures to ensure that in the event of an unsuccessful appeal, an orderly transition will occur and that its Common Stock will commence trading on the NASD Electronic Bulletin Board.

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

                                          Date:  July 13, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                    Date


/s/ H. LAURENCE SHAW      Chairman of the Board                    July 13, 1998
---------------------     Director, President and
H. Laurence Shaw          Chief Executive Officer
                          (Principal Executive Officer)


/s/ JAMES HERTZOG         Controller                               July 13, 1998
---------------------     (Principal Accounting Officer and
James Hertzog             Principal Financial Officer)


/s/ JACK H. HALPERIN      Director                                 July 13, 1998
---------------------
Jack H. Halperin


/s/ JOHN G. KRINGEL       Director                                 July 13, 1998
---------------------
John G. Kringel


/s/ ELLIOTT H. VERNON     Director                                 July 13, 1998
---------------------
Elliott H. Vernon


/s/ ROBERT A. VUKOVICH    Director                                 July 13, 1998
---------------------
Robert A. Vukovich


/s/ MICHAEL S. WEISS      Director                                 July 13, 1998
---------------------
Michael S. Weiss