Form 10-Q
period 1998-06-30
PACIFIC PHARMACEUTICALS INC
filed 1998-08-14
CIK 731252

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Quarter Ended June 30, 1998
                          Commission file number 1-9613
                                                --------

                          Pacific Pharmaceuticals, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)




              Delaware                              36-3258753
----------------------------------------------------------------------------
       (State of incorporation)        (I.R.S. Employer Identification No.)



6730 Mesa Ridge Road, Suite A, San Diego, CA              92121
----------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)



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

As of August 14, 1998, there were 11,271,856 shares of the registrant's Common Stock, $.02 par value outstanding.

                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983


                                      INDEX


Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995..........................................................1

Part I - Financial Information

     Item 1.      Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                  June 30, 1998 and March 31, 1998 ....................................2

                  Consolidated Statements of Operations Three Months Ended June
                  30, 1998 and 1997 (as restated) and from September 23, 1983
                  (Inception) to
                  June 30, 1998........................................................3


                  Consolidated Statements of Stockholders' Equity/(Deficiency) -
                  Three Months Ended June 30, 1998 and 1997 (as restated)..............4

                  Consolidated Statements of Cash Flows Three Months Ended June
                  30, 1998 and 1997 and from September 23, 1983 (Inception) to
                  June 30, 1998........................................................5

                  Notes to Consolidated Financial Statements...........................6



     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................10


Part II - Other Information

     Item 2.      Changes in Securities...............................................13

     Item 6.      Exhibits and Reports on Form 8-K....................................13

SIGNATURE         ....................................................................13


               CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                        LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and this Quarterly Report on Form 10-Q.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                 JUNE 30, 1998      March 31, 1998
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $   5,007,767     $   3,290,176
Accounts receivable, net                                                                 11,333                 -
Inventory                                                                                54,587            38,637
Prepaid expenses                                                                        128,061            85,053
------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            5,201,748         3,413,866

Property and equipment, net                                                              68,907            71,840
Patent costs, net                                                                       154,105           104,981
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $   5,424,760     $   3,590,687
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                  $     663,756     $     661,371
Accrued expenses                                                                        211,300           201,125
Current portion of capital leases                                                         4,167             4,066
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         879,223           866,562
------------------------------------------------------------------------------------------------------------------

Capital leases                                                                           21,504            22,584
Minority interest                                                                     4,806,063                 -
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY/(DEFICIENCY):
Convertible preferred stock, $25 par value, 2,000,000 shares authorized; 38,446 and 40,090 issued and outstanding at June 30,1998
      and March 31, 1998, respectively                                                  961,188         1,002,288
      (liquidation preference $9,995,960 and $10,423,400, respectively)
Commonstock, $.02 par value, 100,000,000 shares authorized; 11,357,021 and
      10,777,234 shares issued and outstanding at
      June 30, 1998 and March 31, 1998, respectively                                    227,138           215,545
Capital in excess of par value                                                       48,100,899        46,969,197
Deficit accumulated during the development stage                                    (49,571,255)      (45,485,489)
------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity/(deficiency)                                         (282,030)         2,701,541
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICENCY)                            $  5,424,760      $   3,590,687
------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                              Three Months Ended
                                                   June 30,                   September 23, 1983
                                        --------------------------------        (inception) to
                                             1998            1997                June 30, 1998
------------------------------------------------------------------------    ----------------------
                                                         (as restated)
REVENUES

   Product sales                            $     4,016     $       700              $  2,023,757
   License fees and royalties                         -              95                   486,612
   Contract research                                  -               -                   268,063
   Marketing rights                                   -               -                 1,311,500
   Interest and other                            42,141         100,488                 1,955,799
------------------------------------------------------------------------      --------------------
Total revenues                                   46,157         101,283                 6,045,731
------------------------------------------------------------------------      --------------------

COSTS AND EXPENSES

   Cost of product sales                         20,017          14,002                 3,158,412
   Product development                          385,643         360,899                17,546,604
   General and administrative                   401,330         534,775                18,253,077
   Business development
     and marketing                               17,825          73,858                 3,794,714
   Interest and other                            12,727          53,198                   646,701
------------------------------------------------------------------------      --------------------
Total costs and expenses                        837,542       1,036,732                43,399,507
------------------------------------------------------------------------      --------------------

Net loss                                       (791,385)       (935,449)              (37,353,776)
------------------------------------------------------------------------      --------------------

Convertible preferred stock
   dividends                                  3,294,381       1,815,050                12,217,477

Net loss applicable to
   common shareholders                      $(4,085,766)    $(2,750,499)             $(49,571,253)
------------------------------------------------------------------------      --------------------

Net loss per share
   of common stock-basic and diluted             ($0.37)         ($0.34)
------------------------------------------------------------------------

Weighted average common
   stock outstanding                         11,068,068       8,158,227
------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY) (unaudited)

                                                                   Convertible
                                                                 Preferred Stock                     Common Stock
                                                        ----------------------------------- ---------------------------------
                                                            Shares          Par Value          Shares         Par Value
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                        50,000      $  1,250,038       8,151,029         $163,021
Exercise of warrants                                                                               41,250              825
Preferred stock unit purchase option
  compensation for financial advisory services
Convertible preferred stock dividends (as restated)
Net  loss
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997 (as restated)                           50,000      $  1,250,038       8,192,279         $163,846
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                        40,090      $  1,002,288      10,777,234         $215,545
EXERCISE OF WARRANTS                                                                                1,563               31
COMMON STOCK ISSUED FOR SERVICES                                                                  100,000            2,000
PREFERRED STOCK UNIT PURCHASE OPTION AS
  COMPENSATION FOR FINANCIAL ADVISORY SERVICES
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK                  (1,644)          (41,100)        478,224            9,562
CONVERTIBLE PREFERRED STOCK DIVIDENDS
PROCEEDS FROM SUBSIDIARY PREFERRED STOCK ISSUANCE
NET  LOSS
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                         38,446        $  961,188      11,357,021         $227,138
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                            Deficit
                                                                           Accumulated
                                                          Capital           During the
                                                         in Excess         Development
                                                        of Par Value          Stage              Total
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                  $38,274,539       ($33,356,189)        $6,331,409
Exercise of warrants                                            37,950                                38,775
Preferred stock unit purchase option
  compensation for financial advisory services                  82,900                                82,900
Convertible preferred stock dividends (as restated)          1,815,050         (1,815,050)                 -
Net  loss                                                                        (935,449)         (935,449)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997 (as restated)                     $40,210,439       ($36,106,688)        $5,517,635
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                  $46,969,197       ($45,485,489)        $2,701,541
EXERCISE OF WARRANTS                                             1,438                                 1,469
COMMON STOCK ISSUED FOR SERVICES                                73,000                                75,000
PREFERRED STOCK UNIT PURCHASE OPTION AS
  COMPENSATION FOR FINANCIAL ADVISORY SERVICES                  82,900                                82,900
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK                 31,538                                     -
CONVERTIBLE PREFERRED STOCK DIVIDENDS                          374,056         (3,294,381)        (2,920,325)
PROCEEDS FROM SUBSIDIARY PREFERRED STOCK ISSUANCE              568,770                               568,770
NET  LOSS                                                                        (791,385)          (791,385)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                   $48,100,899       ($49,571,255)         ($282,030)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                     Three Months Ended
                                                                          June 30,                 September 23, 1983
                                                            ----------------------------------       (inception) to
                                                                 1998               1997              June 30, 1998
----------------------------------------------------------------------------------------------  ----------------------
OPERATING ACTIVITIES
Net loss                                                         ($791,385)         ($935,449)           ($37,353,776)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation and amortization                                   17,587             24,393               1,682,588
    Non-cash expense upon issuance of common stock
       options, common stock and warrants                           82,900             82,900                 934,761
    Net book value of asset disposals                                    -             58,534                 241,692
    Option income from retirement of stock
       or amounts previously advanced by customer                        -                  -                (400,000)
    Changes in assets and liabilities:
       Accounts receivable                                         (11,333)          (273,242)                (11,333)
       Inventory                                                   (15,950)              (726)                (54,590)
       Prepaid expenses and other assets                           (43,008)          (134,252)               (139,036)
       Accounts payable                                              2,385           (200,852)                663,756
       Accrued expenses                                             10,175             56,765                  67,277
       Customer advances                                                 -                  -                 140,863
       Other liabilities                                               102                 73                  (4,764)
----------------------------------------------------------------------------------------------  ----------------------
    Net cash used by operating activities                         (748,527)        (1,321,856)            (34,232,562)

INVESTING ACTIVITIES
Purchases of short-term investments                                      -             (4,629)            (10,461,867)
Maturities of short-term investments                                     -                  -              10,461,867
Capital expenditures                                                (3,627)            (2,545)               (851,556)
Patent costs                                                       (60,151)           (17,614)             (1,037,523)
Other                                                                    -                  -                   7,829
----------------------------------------------------------------------------------------------  ----------------------
    Net cash provided used by investing activities                 (63,778)           (24,788)             (1,881,250)

FINANCING ACTIVITIES
Issuance of notes payable                                                -                  -               2,183,867
Repayment of notes payable                                               -                  -              (1,965,124)
Repayment of capital lease obligations                              (1,081)            (1,259)               (184,628)
Long-term customer advances                                              -                  -                 100,000
Issuance of common and preferred stock                             645,239             38,775              39,101,726
Minority interest investment in subsidiary                       1,885,738                  -               1,885,738
----------------------------------------------------------------------------------------------  ----------------------
    Net cash provided by financing activities                    2,529,896             37,516              41,121,579
----------------------------------------------------------------------------------------------  ----------------------
Net increase (decrease) in cash
    and cash equivalents                                         1,717,591         (1,309,128)              5,007,767
Cash and cash equivalents at beginning of period                 3,290,176          1,784,599                       -
----------------------------------------------------------------------------------------------  ----------------------
Cash and cash equivalents at end of period                      $5,007,767         $  475,471             $ 5,007,767
----------------------------------------------------------------------------------------------  ----------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

The consolidated financial statements include the accounts of Pacific Pharmaceuticals, Inc. and its wholly owned subsidiaries, Perio Test, Inc., XYX Acquisition Corp. and BG Development Corp., a majority owned subsidiary, (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1998 and March 31, 1998, results of operations for the three months ended June 30, 1998 and 1997 and from September 23, 1983 (inception) to June 30, 1998 and cash flows for the three months ended June 30, 1998 and 1997 and from September 23, 1983 (inception) to June 30, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

2. BGDC PRIVATE PLACEMENT FINANCING AND MINORITY INTEREST

During the quarter ended June 30, 1998, the Company entered into a placement agency agreement with Paramount Capital Inc. ("Paramount). Under the terms of the agreement, Paramount was to use its best efforts to sell up to 60 Units (with an overallotment option for an additional 40 Units) for $100,000 each, which consist of 50,000 shares of Series A Convertible Preferred Stock ("BGDC Units"), valued at $2.00 per share of BG Development Corp. ("BGDC"). The BGDC

Units are redeemable in cash by BGDC. The BGDC Units may be exchanged for common stock of the Company under certain circumstances. Pursuant to the subscription agreement, seventy-five percent of the net proceeds are allocated to BGDC for development costs associated with O6 Benzylguanine technology. Twenty-five percent of the net proceeds of the BDGC private placement went to the Company to be used for general purposes.

The BGDC Units accrue dividends as follows:


     Dividend Date                              Dividend Amount
     -------------                              ---------------
Upon final closing                              $1.99 per share
30-36 months after closing                      $0.82 per share
36-42 months after closing                      $0.82 per share
42-48 months after closing                      $1.16 per share
48-60 months after closing                      $1.16 per share
After 60 months                                 Compounded rate of 35%


On June 22, 1998, the Company completed a closing on 29.35 BGDC Units of the private placement for gross proceeds of $2,900,000 (net proceeds of $2,455,000). Paramount, who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $264,000 and a non-accountable expense allowance of $117,000 as compensation for the BGDC private placement. Additionally, Paramount received warrants to purchase 10% of the number of BGDC Units issued in private placement at $110,000 per unit. BGDC and Paramount also entered into a 24 month Financial Advisory Services Agreement in which BDGC will pay Paramount $3,000 per month for such services plus warrants to purchase 15% of the number of BGDC Units issued in the private placement at $110,000 per Unit.

Subsequent to the closing of the private placement, BGDC Preferred Stockholders own 16.4% of voting rights in BGDC. This minority interest, as reflected in the accompanying Consolidated Balance Sheet as of June 30, 1998, includes the initial net preceeds to BGDC of $1,886,000, plus the initial dividend of $2,920,000, or $1.99 per preferred share outstanding.

BGDC and the Company have entered into a one-year renewable Corporate Services and Management Agreement pursuant to which the Company will provide financial/accounting, administrative, advisory and managerial support to BGDC. For such services, the Company will receive from BGDC a management fee equal to $500,000 per year, payable in equal monthly installments. The Company does not expect any further closings to occur for the private placement.

3. POTENTIAL DELISTING FROM THE AMERICAN STOCK EXCHANGE

On June 24, 1998, the Company received notice from the American Stock Exchange ("AMEX") that Amex intends to take action to remove the Company's Common Stock from the AMEX because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company notified the Board of Governors of AMEX that it intends to appeal the decision to remove the Company's Common Stock from the AMEX. There can be no assurance that the appeal by the Company will be successful, and that the listing will be continued. The Company is taking measures to ensure that in the event of an unsuccessful appeal, an orderly transition will occur and that its Common Stock will commence trading on the NASD Electronic Bulletin Board.

4. NON-CASH CONVERTIBLE PREFERRED STOCK DIVIDENDS

In fiscal year 1997, the Company completed a private equity financing ("1997 Private Placement") in two stages with the initial closing completed on December 19, 1996 (the "Initial Closing") and the final closing completed on March 7, 1997 (the "Final Closing") in which it raised $8,542,000, net of offering expenses.

The Company sold 100 Premium Preferred Units ("Units") at a price per Unit of $100,000, each Unit consisting of 500 shares of Convertible Preferred Stock ("Preferred Stock"), par value $25 per share, and 50,000 detachable Common Stock Purchase Warrants ("Warrants"), to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act of 1933, as amended. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1 per share and may be exercised until March 7, 2007.

The initial conversion ratio for the Preferred Stock was 208.33 shares of Common Stock for each share of Preferred Stock. The 1997 Private Placement contained an adjustment provision to reset the conversion ratio under certain conditions. For Preferred Stock converted after March 7, 1998, the new conversion ratio is 290.89 shares of common stock for each share of Preferred Stock.

The subscribers to the Private Placement purchased the Units at a discount from the closing prices of the Company's common stock on the Initial Closing date of 23% and the Final Closing date of 36%. The detachable stock purchase warrants issued as part of the Units had a fair value at the date of issuance of $1,967,000. The aggregate value of the beneficial conversion feature and warrants at the date of issuance was $6,721,000 and has been recognized as a return to the Preferred Stockholders from the date of issuance of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. The reset of the conversion ratio during March 1998 generated an additional non-cash dividend of $2,576,000.

As discussed in Note 2, the BGDC private placement includes a provision that the subscribers are entitled to receive $1.99 per share dividends declared by to Board of Directors of BGDC. The dividends of $2,920,000, which were credited to minority interest during the three months ended June 30, 1998, accumulate until paid in cash or common stock by BGDC.

Below is a summary of Preferred Stock Dividends recognized during the periods indicated:



                                                           Three Months Ended June 30,         September 23, 1983
                                                      --------------------------------------     (inception) to
                                                            1998              1997               June 30, 1998
                                                      ----------------- ------------------   -----------------------
                                                                           (as restated)
Dividend from beneficial conversion feature                    128,036          1,296,362                 4,754,075
Dividend from reset of conversion                              194,752                  -                 2,576,077
Dividend from warrant valuation                                 51,268            518,688                 1,967,000
Dividends from BGDC preferred stock                          2,920,325                  -                 2,920,325
                                                      ----------------- ------------------   -----------------------
                                                Total        3,294,381          1,815,050                12,217,477
                                                      ----------------- ------------------   -----------------------
                                                      ----------------- ------------------   -----------------------


5.    1997 RESTATEMENT

Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that the accounting for the convertible Preferred Stock issued in the fiscal year did not reflect the value of the detachable stock purchase warrants issued in connection with the 1997 Private Placement described in Note 4. The fair value of such warrants, as calculated by an independent valuation consulting firm, was $1,967,000, and is being recorded as a return to the Preferred Stockholders from the date of issue of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. As a result, net loss applicable to Common Shareholders and net loss per share for the quarter ended June 30, 1997 have been restated from the amounts previously reported. Such restatement also resulted in a $518,688 increase in both capital in excess of par value and the deficit accumulated in development stage.

A summary of the effect of the restatement is as follows:


                            Quarter           Quarter
                             ended             ended
                         June 30, 1997     June 30, 1997
                         As Previously          As
                           Reported          Restated
                        ----------------  ----------------
Convertible
  preferred stock
  Dividends                 $ 1,296,362       $ 1,815,050
                        ----------------  ----------------
Net loss applicable
  to common
  Shareholders              $(2,231,811)      $(2,750,499)
                        ----------------  ----------------
Net loss per
  share of
  common stock-
  basic and diluted         $     (0.27)      $     (0.34)
                        ----------------  ----------------


                 PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         INCORPORATED SEPTEMBER 23, 1983

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues were $46,000 for the first quarter of FY 1999, a $55,000 decrease from revenues of $101,000 recorded during the same period of the prior year. Current year revenue decreased over the prior year because interest income decreased during the current period because invested cash was lower in the current period compared to the same period of the prior year.

The Company continued work on its first human clinical trial for its Photodynamic Therapy (PDT) cancer treatment, Boronated Porphyrin (BOPP). The Company also continued its evaluation and due diligence of a compound acquired during FY 1998, O6 Benzlyguanine ("BG"). Product development costs for the first quarter of FY 1999 increased by $25,000 or 7% to $386,000 compared to the same period of the prior year. The increase related to the following areas: (i) a decrease of $78,000 in funding of product development expenses for BOPP; (ii) an increase of $129,000 on expenses for the acquisition and evaluation of BG (iii) $21,000 increase in expenses related to Cancer Immunotherapy technology; (iv) a decrease of $47,000 in expenses related to PTM product development, as the PTM product was approved by the FDA during the first quarter of the prior year and has moved out of the product development phase.

Business development costs for the first quarter of FY 1999 totaled $18,000, a decrease of $56,000, or 76%, from the same quarter of the prior year. Expenses decreased as the Company spent less time and resources in developing corporate partnerships for its various products compared to the prior year.

General and administrative expenses for the first quarter of FY 1999 decreased 25% to $401,000 from the same period of the prior year. During the first quarter of FY 1998, the Company incurred significant legal and accounting fees related to the registration of the securities sold in the 1997 Private Placement. No such expenses were incurred during the first quarter of FY 1999. Also, personnel costs attributable to general and administrative expenses were lower in the first quarter of FY 1999 compared to the same period of the prior year.

Interest and other expenses were $13,000 for the first quarter of FY 1999 compared to $53,000 for the same period of the prior year. The prior year included a charge relating to the write-off of the remaining unamortized portion of Kephra patent costs. No such cost was incurred during the current year.

Net loss was $791,000 for the first quarter of FY 1999, a decrease of $144,000 over the same period of the prior year. Net loss applicable to common stockholders was $4,086,000 for the first quarter of FY 1999 compared to $2,750,000 (as restated) in the same period of the prior year. Non-cash convertible preferred stock dividends of $3,294,000 were recorded during the current quarter compared to $1,815,000 in the first quarter of FY 1998 (as restated), in conjunction with a private equity financing completed during FY 1997.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents at June 30, 1998 totaled $5,008,000, an increase of $1,718,000 from the March 31, 1998 balance. Working capital at June 30, 1998 increased by $1,775,000 from March 31, 1998 to $4,323,000. These increase were primarily due to the closing on net proceeds of $2,455,000 of the BGDC private placement financing offset by the net loss before convertible preferred stock dividends for the three month period ending June 30, 1998. Seventy five percent of the net proceeds of the BGDC private placement will be used by BGDC for development costs associated with BG and 25 % will go to the Company to be used for general purposes.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through March 1999, based on a continuation of the pattern of expenses which have prevailed during fiscal years 1998 and 1997. Unanticipated expenses or working capital requirements could, however, shorten that period.

The Company has two distribution agreements with Steri-Oss, Inc. to distribute the Company's Periodontal Tissue Monitor kit ("PTM") worldwide, except Japan. In the event the Company begins selling material quantities of the PTM, the Company may need additional working capital, and additional personnel and space, all of which may cause an increase in the net utilization of cash. However, there can be no assurance that any of its existing or future marketing partners will order the PTM products in significant quantities.

In March 1998, the Company signed a license agreement for the drug compound O6 Benzylguanine ("BG") with the owners of the patents: Pennsylvania State University, the National Institutes of Health (NIH), the University of Chicago, and Case Western Reserve University, (collectively, the
"Co-Owners"), and in turn, assigned it to its subsidiary BGDC.

The Company entered into a Cooperative Research and Development Agreement ("CRADA") with the NIH to fund studies and clinical trials. Under the terms of the CRADA, the Company would be obligated to provide funding of $125,000 per year for five years for joint research. If the Company elects to continue to develop the BG technology, it would be obligated to make additional milestone, royalty and patent reimbursement payments to the Co-Owners during the term of the License Agreement. The agreement also has a provision in which the Company may make certain portions of the aforementioned payments in common stock of the Company.

In connection with the license agreement for BG, the Company entered into an introduction agreement with Paramount Capital Investments LLC ("PCI"). The Company paid PCI a commission of $100,000 plus 100,000 shares of the Company's common stock valued at $75,000 and reimbursed PCI $100,000 for its expenses in connection with the acquisition of the BG technology. The Company is obligated to make milestone payments to

PCI in the Company's common stock of up to 900,000 shares if the BG compound successfully reaches certain milestones. The Company recorded $129,000 in product development expenses during first quarter of FY 1999 and $429,000 since inception of the program to develop the BG technology.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement as amended, the Company recorded expenses of $173,000 during the first quarter of FY 1999 and $3,078,000 since inception of the agreement, and is currently funding substantially all expenses of BTI. The company expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI.

The Company has an agreement with Wound Healing of Oklahoma ("WHO") under which it acquired an exclusive license to certain proprietary technology for Cancer Immunotherapy. The Company incurred $65,000 during the first quarter of FY 1999 and $693,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

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

PART II-OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES
         (c) RECENT SALES OF UNREGISTERED SECURITIES

On June 22, 1998, the Company's subsidiary, BG Development Corp. ("BGDC"), issued 1,467,500 shares of Series A Convertible Preferred Stock (the "BGDC Convertible Stock") for gross proceeds of $2,900,000 (net proceeds of $2,600,000) in a private placement to accredited investors, exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) and Regulation D thereunder. The BGDC Convertible Stock may be converted at the option of the holder into shares of BGDC common stock at an initial conversion price of $2.00 per share of BGDC common stock (the "Conversion Price"). The Initial Conversion Price is subject to adjustment upon the occurrence of issuances of BGDC securities at below market price or below the Conversion Price, a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of BGDC common stock outstanding. Additionally, the Conversion Price is subject to adjustment in the event that BGDC securities are subject to an underwritten initial public offering or otherwise commence trading on a national securities exchange or on the National Association of Securities Dealers, Inc. Automated Quotation System. Paramount Capital Inc. served as the placement agent in the offering. See Note 2 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 Date of Report                      Item Reported                    Financial Statements Filed
-----------------                  ------------------             ----------------------------------
June 26, 1998              Item 5-Other Events (Announcing notice                  No
                           From AMEX)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pacific Pharmaceuticals, Inc.



Date:  August 14, 1998                       /s/  James Hertzog
                                            -------------------
                                            James Hertzog
                                            Controller
                                            (Principal Accounting Officer and
                                            duly authorized to sign this report
                                            on behalf of the registrant)