Form 10-Q
period 1998-09-30
PACIFIC PHARMACEUTICALS INC
filed 1998-11-13
CIK 731252

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Quarter Ended September 30, 1998
                          Commission file number 1-9613
                                                 ------

                          Pacific Pharmaceuticals, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                              36-3258753
     ----------------------------------------------------------------------
     (State of incorporation)          (I.R.S. Employer Identification No.)

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

As of November 13, 1998, there were 12,225,912 shares of the registrant's Common Stock, $.02 par value outstanding.

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

                  Consolidated Balance Sheets -
                  September 30, 1998 and March 31, 1998 ...............................2

                  Consolidated Statements of Operations--Three Months and Six
                  Months Ended September 30, 1998 and 1997 (as restated) and from September 23, 1983 (inception) to September 30, 1998............3

                  Consolidated Statements of Stockholders'
                  Equity/(Deficiency) - Six Months Ended
                  September 30, 1998 and 1997 (as restated)............................4

                  Consolidated Statements of Cash Flows--Six Months Ended
                  September 30, 1998 and 1997 and from September 23, 1983
                  (inception) to September 30, 1998....................................5

                  Notes to Consolidated Financial Statements...........................6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................10

PART II - OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders.................14

     Item 5.      Proposed Merger.....................................................14

     Item 6.      Exhibits and Reports on Form 8-K....................................15

SIGNATURE         ....................................................................15

                 CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                           LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Notes to Consolidated Financial Statements", and in Item 5, "Proposed Merger", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis, or that the merger between the Company and Procept, Inc. will be consummated and, if consummated, be successful. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and this Quarterly Report on Form 10-Q.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                          SEPTEMBER 30, 1998    March 31, 1998
----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $4,285,460       $3,290,176
Accounts receivable, net                                                 201                -
Inventory                                                             54,587           38,637
Prepaid expenses                                                      98,068           85,053
----------------------------------------------------------------------------------------------
      Total current assets                                         4,438,316        3,413,866

Property and equipment, net                                           59,658           71,840
Patent costs, net                                                    144,274          104,981
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $4,642,248       $3,590,687
----------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                    $620,444         $661,371
Accrued expenses                                                     218,287          201,125
Current portion of capital leases                                      4,271            4,066
----------------------------------------------------------------------------------------------
      Total current liabilities                                      843,002          866,562
----------------------------------------------------------------------------------------------

Capital leases                                                        20,396           22,584
Minority interest                                                  4,731,594                -
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY/(DEFICIENCY):
Convertible preferred stock, $25 par value, 2,000,000
      shares authorized; 36,882 and 40,090 issued and
      outstanding at September 30,1998 and March 31, 1998,
      respectively                                                   922,088        1,002,288
      (liquidation preference $9,589,320 and $10,423,400,
      respectively)
Commonstock, $.02 par value, 100,000,000 shares authorized;
      12,225,912 and 10,777,234 shares issued and outstanding
      at September 30, 1998 and March 31, 1998, respectively         244,516          215,545
Capital in excess of par value                                    48,298,469       46,969,197
Deficit accumulated during the development stage                 (50,417,817)     (45,485,489)
----------------------------------------------------------------------------------------------
      Total stockholders' equity/(deficiency)                       (952,744)       2,701,541
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICENCY)            $4,642,248       $3,590,687
----------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            Three Months Ended                    Six Months Ended
                                               September 30                         September 30
                                                                                                              September 23, 1983
                                    -----------------------------------  ---------------------------------      (inception) to
                                          1998             1997                1998              1997         September 30, 1998
----------------------------------------------------------------------   ---------------------------------------------------------
REVENUES                                               (as restated)                         (as restated)

   Product sales                                $ -               $ -             $ 4,016             $ 700            $2,023,757
   License fees and royalties                     -                92                   -               187               486,612
   Contract research                              -                 -                   -                 -               268,063
   Marketing rights                               -                 -                   -                 -             1,311,500
   Interest and other                        57,213            65,171              99,354           165,659             2,013,012
----------------------------------------------------------------------   -----------------------------------  --------------------
Total revenues                               57,213            65,263             103,370           166,546             6,102,944
----------------------------------------------------------------------   -----------------------------------  --------------------

COSTS AND EXPENSES

   Cost of product sales                      7,561            21,319              27,578            35,321             3,165,973
   Product development                      594,825           661,365             980,468         1,022,264            18,141,429
   General and administrative               376,238           663,469             777,568         1,198,244            18,629,315
   Business development
     and marketing                            4,731            48,382              22,556           122,240             3,799,445
   Interest and other                         5,895               929              18,622            54,127               652,597
----------------------------------------------------------------------   -----------------------------------  --------------------
Total costs and expenses                    989,250         1,395,464           1,826,792         2,432,196            44,388,759
----------------------------------------------------------------------   -----------------------------------  --------------------

Loss applicable to
  minority interest                          85,475                 -              85,475                 -                85,475

Net loss                                   (846,562)       (1,330,201)         (1,637,947)       (2,265,650)          (38,200,340)
----------------------------------------------------  ----------------   ---------------------------------------------------------

Convertible preferred stock
   dividends                                      -         1,612,908           3,294,381         3,427,988            12,217,477

Net loss applicable to
   common shareholders                   $ (846,562)     $ (2,943,109)       $ (4,932,328)     $ (5,693,638)        $ (50,417,817)
----------------------------------------------------------------------   ---------------------------------------------------------

Net loss per share of common
    stock - basic and diluted                ($0.07)           ($0.34)             ($0.44)           ($0.68)
----------------------------------------------------------------------   -----------------------------------

Weighted average common
   stock outstanding                     11,444,811         8,566,292          11,257,469         8,363,374
----------------------------------------------------------------------   -----------------------------------

See Notes to Consolidated Financial Statements.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY) (unaudited)



                                                              Convertible Preferred Stock             Commonon Stock
                                                         ----------------------------------- ---------------------------------
                                                             Shares           Par Value          Shares         Par Value
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997 (as restated)                           50,000         $1,250,038       8,151,029         $163,021
Exercise of warrants                                                                                356,250            7,125
Conversion of preferred stock into common stock                   (5,882)          (147,050)      1,225,419           24,508
Preferred stock unit purchase option
  compensation for financial advisory services
Convertible preferred stock dividends (as restated)
Net loss
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997 (as restated)                       44,118         $1,102,988       9,732,698         $194,654
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



BALANCE AT MARCH 31, 1998                                         40,090         $1,002,288      10,777,234         $215,545
EXERCISE OF WARRANTS                                                                                  1,563               31
COMMON STOCK ISSUED FOR SERVICES                                                                    482,979            9,660
PREFERRED STOCK UNIT PURCHASE OPTION AS
  COMPENSATION FOR FINANCIAL ADVISORY SERVICES
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK                   (3,208)           (80,200)        964,136           19,280
CONVERTIBLE PREFERRED STOCK DIVIDENDS
PROCEEDS FROM SUBSIDIARY PREFERRED STOCK ISSUANCE
NET LOSS
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                     36,882           $922,088      12,225,912         $244,516
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                                                                                Deficit
                                                                              Accumulated
                                                            Capital            During the
                                                           in Excess          Development
                                                          of Par Value           Stage              Total
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997 (as restated)                       $38,805,489        ($33,887,139)       $6,331,409
Exercise of warrants                                              327,750                               334,875
Conversion of preferred stock into common stock                   122,542                                     -
Preferred stock unit purchase option
  compensation for financial advisory services                    165,800                               165,800
Convertible preferred stock dividends (as restated)             3,427,988          (3,427,988)                -
Net loss                                                                           (2,265,650)       (2,265,650)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997 (as restated)                   $42,849,569        ($39,580,777)       $4,566,434
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------



BALANCE AT MARCH 31, 1998                                     $46,969,197        ($45,485,489)       $2,701,541
EXERCISE OF WARRANTS                                                1,438                                 1,469
COMMON STOCK ISSUED FOR SERVICES                                  177,840                               187,500
PREFERRED STOCK UNIT PURCHASE OPTION AS
  COMPENSATION FOR FINANCIAL ADVISORY SERVICES                    138,165                               138,165
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK                    60,920                                     -
CONVERTIBLE PREFERRED STOCK DIVIDENDS                             374,056          (3,294,381)       (2,920,325)
PROCEEDS FROM SUBSIDIARY PREFERRED STOCK ISSUANCE                 576,853                               576,853
NET LOSS                                                                           (1,637,947)       (1,637,947)
----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                 $48,298,469        ($50,417,817)        ($952,744)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                     Six Months Ended
                                                                        September 30               September 23, 1983
                                                            ----------------------------------       (inception) to
                                                                 1998               1997           September 30, 1998
----------------------------------------------------------------------------------------------  -------------------------
OPERATING ACTIVITIES
Net loss                                                       ($1,637,947)       ($2,265,650)           ($38,200,338)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation and amortization                                   36,624             43,324               1,701,625
    Loss allocated to minority interest                            (85,475)                 -                 (85,475)
    Non-cash expense upon issuance of common stock
       options, common stock and warrants                          325,665            165,800               1,177,526
    Net book value of asset disposals                                3,704             58,534                 245,396
    Option income from retirement of stock
       or amounts previously advanced by customer                        -                  -                (400,000)
    Changes in assets and liabilities:
       Accounts receivable                                            (201)            84,879                    (201)
       Inventory                                                   (15,950)           (27,895)                (54,590)
       Prepaid expenses and other assets                           (13,015)           (74,070)               (109,043)
       Accounts payable                                            (40,927)          (185,460)                620,444
       Accrued expenses                                             17,162             58,261                  74,264
       Customer advances                                                 -                  -                 140,863
       Other liabilities                                                 -                  -                  (4,866)
----------------------------------------------------------------------------------------------  ------------------------
    Net cash used by operating activities                       (1,410,360)        (2,142,277)            (34,894,395)

INVESTING ACTIVITIES
Purchases of short-term investments                                      -                  -             (10,461,867)
Maturities of short-term investments                                     -          1,488,215              10,461,867
Capital expenditures                                                (3,627)           (12,776)               (851,556)
Patent costs                                                       (63,812)           (44,208)             (1,041,184)
Other                                                                  206                  -                   8,035
----------------------------------------------------------------------------------------------  -------------------------

    Net cash provided (used) by investing activities               (67,233)         1,431,231              (1,884,705)

FINANCING ACTIVITIES
Issuance of notes payable                                                -                  -               2,183,867
Repayment of notes payable                                               -                  -              (1,965,124)
Repayment of capital lease obligations                              (2,188)            (1,917)               (185,735)
Long-term customer advances                                              -                  -                 100,000
Issuance of common and preferred stock                             578,322            334,875              39,034,809
Minority interest investment in subsidiary                       1,896,744                  -               1,896,744
----------------------------------------------------------------------------------------------  -------------------------
    Net cash provided by financing activities                    2,472,877            332,958              41,064,560
----------------------------------------------------------------------------------------------  -------------------------
Net increase (decrease) in cash
    and cash equivalents                                           995,284           (378,088)              4,285,460
Cash and cash equivalents at beginning of period                 3,290,176          1,784,599                       -
----------------------------------------------------------------------------------------------  -------------------------
Cash and cash equivalents at end of period                      $4,285,460         $1,406,511              $4,285,460
----------------------------------------------------------------------------------------------  -------------------------

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 1998 and March 31, 1998, results of operations for the six months ended September 30, 1998 and 1997 (as restated) and from September 23, 1983 (inception) to September 30, 1998 and cash flows for the six months ended September 30, 1998 and 1997 and from September 23, 1983 (inception) to September 30, 1998. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

The Company adopted Financial Accounting Standards Board Statement No. 128 ("FAS 128"), EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS is a function of weighted average number of common shares outstanding for the periods. Diluted EPS does reflect the potential dilution created by stock issuable pursuant to outstanding options, warrants, convertible debt or equity securities and other contingently issuable shares. The requirements of FAS 128 have been applied retroactively to all periods presented. There was no impact on reported net loss per common share as a result of the adoption of this FAS.


2. BGDC PRIVATE PLACEMENT FINANCING AND MINORITY INTEREST

During the six months ended September 30, 1998, the Company entered into a placement agency agreement with Paramount Capital Inc. ("Paramount"). Under the terms of the agreement, Paramount was to use its best efforts to sell up to 60 Units (with an overallotment option for an additional 40 Units) for

$100,000 each, which consist of 50,000 shares of Series A Convertible Preferred Stock ("BGDC Units"), valued at $2.00 per share of BG Development Corp. ("BGDC"). The BGDC Units are redeemable in cash by BGDC and the BGDC Units may be exchanged for cash or common stock of the Company under the circumstances described in the subscription agreement between the Company and shareholders of BGDC. Pursuant to the subscription agreement, seventy-five percent of the net proceeds are allocated to BGDC for development costs associated with O(6) Benzylguanine technology. Twenty-five percent of the net proceeds of the BGDC private placement went to the Company to be used for general purposes.

The BGDC Units accrue dividends as follows:


                   Dividend Date                         Dividend Amount
                   -------------                        ----------------
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


On June 22, 1998, the Company completed a closing on 29.35 BGDC Units of the private placement for gross proceeds of $2,900,000 (net proceeds of $2,455,000). Paramount, who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $264,000 and a non-accountable expense allowance of $117,000 as compensation for the BGDC private placement. Additionally, Paramount received warrants to purchase 10% of the number of BGDC Units issued in private placement at $110,000 per unit. BGDC and Paramount also entered into a 24 month Financial Advisory Services Agreement in which BDGC will pay Paramount $3,000 per month for such services plus warrants ("Advisory Warrants") to purchase 15% of the number of BGDC Units issued in the private placement at $110,000 per Unit. The Company valued the Advisory Warrants at $88,000 and is amortizing these advisory services over a 24 month period ending in June 2000.

Subsequent to the closing of the private placement, BGDC Preferred Stockholders own 16.4% of voting rights in BGDC. This minority interest, as reflected in the accompanying Consolidated Balance Sheet as of September 30, 1998, includes the initial net proceeds to BGDC of $1,886,000, plus the initial dividend of $2,920,000, or $1.99 per preferred share outstanding, paid in capital associated with the amortization of the Advisory Warrants and 16.4% of BGDC's operating loss through September 30, 1998.

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

3.  DELISTING FROM THE AMERICAN STOCK EXCHANGE

On September 18, 1998, the Company's common stock was removed from trading on the American Stock Exchange ("AMEX") because the Company no longer satisfied all of the financial guidelines of the AMEX for continued listing. The Company's common stock began trading on the NASD Electronic Bulletin Board on September 21, 1998 under the ticker symbol PHAA.

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

As discussed in Note 2, the BGDC private placement includes a provision that the subscribers are entitled to receive $1.99 per share dividends declared by to Board of Directors of BGDC. The dividends of $2,920,000, which have been credited to minority interest during the six months ended September 30, 1998, accumulate until paid in cash or common stock by BGDC.

Below is a summary of Preferred Stock Dividends recognized during the periods indicated:



                                     Three Months Ended September 30,    Six Months Ended September 30,       September 23, 1983
                                     -------------------------------     ------------------------------         (inception) to
Description                             1998               1997             1998          1997               September 30, 1998
                                     -----------       -------------     ---------   ------------          -------------------------
                                                       (as restated)                (as restated)
Dividend from beneficial
   conversion feature                         -          1,152,031         128,036      2,448,393                          4,754,075
Dividend from reset of conversion             -                  -         194,752              -                          2,576,077
Dividend from warrant valuation               -            460,877          51,268        979,595                          1,967,000
BGDC Preferred Stock dividends                -                  -       2,920,325              -                          2,920,325
                                     -----------       -------------     ---------   ------------          -------------------------
        Total                                 -          1,612,908       3,294,381      3,427,988                         12,217,477
                                     -----------       -------------     ---------   ------------          -------------------------
                                     -----------       -------------     ---------   ------------          -------------------------

5.   1997 RESTATEMENT

Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that the accounting for the convertible Preferred Stock issued during the fiscal year did not reflect the value of the detachable stock purchase warrants issued in connection with the 1997 Private Placement described in Note 4. The fair value of such warrants, as calculated by an independent valuation consulting firm, was $1,967,000, and is being recorded as a return to the Preferred Stockholders from the date of issue of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. As a result, net loss applicable to Common Shareholders and net loss per share for the quarter ended September 30, 1997 and six months ended September 30, 1997 have been restated from the amounts previously reported. Such restatement resulted in increases of $461,000 and $980,000 in both capital in excess of par value and the deficit accumulated in development stage for the quarter and six months ended September 30, 1997, respectively.

A summary of the effect of the restatement is as follows:


                                        Quarter                       Six Months
                                         ended          Quarter          ended           Six Months
                                     September 30,       ended        September 30,         Ended
                                          1997       September 30,       1997           September 30,
                                    As Previously        1997         As Previously         1997
                                       Reported      As Restated        Reported        As Restated
                                    -------------    -------------   -------------     ----------------
Convertible
  preferred stock
  dividends                         $  1,152,031      $  1,612,908    $  2,448,393       $  3,427,988
                                    ------------      ------------    ------------       ------------
Net loss applicable
  To common
  Shareholders                      $ (2,482,232)     $ (2,943,109)   $ (4,714,043)      $ (5,693,638)
                                    ------------      ------------    ------------       ------------
Net loss per
  Share of
  Common stock-
  Basic and diluted                 $      (0.29)     $      (0.34)   $      (0.56)      $      (0.68)
                                    ------------      ------------    ------------       ------------

6.   PROPOSED MERGER

On November 2, 1998, the Company entered into a non-binding Letter of Intent ("LOI") to merge with Procept, Inc. ("Procept"), a biopharmaceutical company engaged in the development of novel drugs for the prevention of infectious diseases. Both companies will work together to enter into a definitive merger agreement by November 19, 1998. The LOI provides that each of the Company's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.12 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,287,647 shares of Procept common stock to be issued in the merger to the holders of the Company's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept has agreed to assume an approximately $7.3 million obligation of the Company's subsidiary, BG Development Corp., and Procept has agreed to exchange all of the Company's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon several conditions including (i) satisfactory due diligence by the Company and Procept; (ii) fairness opinions by independent investment bankers; and
(iii) the final approval by both companies' shareholders.

                PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                        INCORPORATED SEPTEMBER 23, 1983

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Total revenues aggregated $57,000 for the quarter ended September 30, 1998, an $8,000 increase from revenues of $65,000 recorded during the same period of the prior year. Current and prior year quarter revenues relate primarily to interest income generated on the Company's cash balances.

Cost of product sales in the current quarter were $8,000 or a $14,000 decrease from the same quarter in the prior year. The current year cost of product sales are fixed costs which relate to the Company's Periodontal Tissue Monitor (PTM) product, even though the Company had no sales of the PTM product in the current quarter. During the same quarter of the prior year, the Company completed product validation studies required by the FDA and began producing PTM kits in anticipation of the U. S. product launch in October 1997.

Product development costs totaled $595,000 for the current quarter, a decrease of $66,000 or 10% over the prior year second quarter costs of $661,000. The decrease relates to the following areas: (i) decrease of $337,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer; (ii) a decrease of $72,000 in expenses related to Cancer Immunotherapy technology; (iii) a decrease of $53,000 in expenses related PTM product development; (iv) an increase of $408,000 in expenses related to the development of the Company's O6 Benzylguanine ("BG") technology acquired in March 1998 and (v) a decrease of $5,000 in general product development expenses.

General and administrative expenses for the current quarter were $376,000, a decrease of $287,000 from the same period of the prior year. In the prior year, the Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services. Also during the same quarter, the Company also incurred $181,000 of relocation expenses in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California. There were no such expenses incurred during the same quarter of the current year.

Business development costs for the current quarter totaled $5,000, a decrease of $44,000, from the same quarter of the prior year. Expenses decreased as the Company spent less time and resources in developing corporate partnerships for its various products compared to the prior year.

Net loss for the quarter ended September 30, 1998 totaled $847,000 or a 36% decrease over the prior year's second quarter loss of $1,330,000. This decrease is primarily the result of lower general and administrative and product development expenses described above. Basic and diluted net loss per share of common stock for the quarter ended September 30, 1998 was $.07 compared to $.34 in the same quarter in the previous year. During the quarter ended September 30, 1997, the Company recognized a non-cash convertible preferred stock dividend of $1,613,000, as restated. No such dividend was recognized during the current year quarter.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Total revenues were $103,000 for the six months ended September 30, 1998, a $64,000 decrease from revenues of $167,000 recorded during the same period of the prior year. Current and prior year revenues relate primarily to interest income generated on the Company's cash balances.

Cost of product sales was $28,000, relating to quality assurance and patent amortization expenses on the Company's Periodontal Tissue Monitor (PTM) product. During the same quarter of the prior year, the Company completed product validation studies required by FDA the and began producing PTM kits in anticipation of the U. S. product launch in October 1997.

The Company continued work on its first human clinical trial for its PDT cancer treatment, Boronated Porphyrin (BOPP). The Company also completed its evaluation and due diligence of the BG compound. Product development costs for the six months ended September 30, 1998 decreased by $42,000 or 4% to $980,000 compared to the same period of the prior year. The decrease related to the following areas: (i) a decrease of $415,000 in funding of product development expenses for BOPP; (ii) an increase of $537,000 on expenses for the acquisition and development of BG (iii) $50,000 decrease in expenses related to Cancer Immunotherapy technology; (iv) a decrease of $99,000 in expenses related to PTM product development, as the PTM product was approved by the FDA during the first quarter of the prior year and has moved out of the product development phase.

General and administrative expenses for the current year were $777,000, a decrease of $421,000 from the same period of the prior year. The Company incurred significant legal and accounting fees related to the registration of the securities sold in the recent private placement and began the recognition of an 18 month financial advisory agreement in which the Company has granted a preferred stock purchase option in exchange for such services. The Company also incurred $181,000 in relocation expenses during the six months ended September 30, 1997 in connection with the relocation of its Chairman, President and Chief Executive Officer from New Jersey to California. There were no such costs incurred during the current year.

Business development costs for the current quarter totaled $23,000, a decrease of $99,000, from the same quarter of the prior year. Expenses decreased as the Company spent less time and resources in developing corporate partnerships for its various products compared to the prior year.

Net loss for the six months ended September 30, 1998 totaled $1,638,000 or a 28% decrease over the prior year loss of $2,266,000. This decrease is primarily the result of lower general and administrative and product development expenses described above. Basic and diluted net loss per share of common stock for the six months ended September 30, 1998 was $.44 compared to $.68 in the same period in the previous year. During the six months ended September 30, 1998, the

Company recognized a non-cash convertible preferred stock dividend of $3,294,000 compared to $3,248,000 (as restated) during the same period in the prior year.

CAPITAL RESOURCES AND LIQUIDITY

As described in Note 6 to the Consolidated Financial Statements, the Company has entered into a non-binding Letter of Intent to merge with Procept, Inc. The merger is subject to the execution of a definitive merger agreement and other contingencies, including approval of the merger by the Company's shareholders.

Cash and cash equivalents at September 30, 1998 totaled $4,285,000, an increase of $995,000 from the March 31, 1998 balance. Working capital at September 30, 1998 increased by $1,048,000 from March 31, 1998 to $3,595,000. These increases were primarily due to the closing on net proceeds of $2,455,000 of the BGDC private placement financing offset by the net loss before convertible preferred stock dividends for the six months ending September 30, 1998. Seventy five percent of the net proceeds of the BGDC private placement will be used by BGDC for development costs associated with BG and 25% will go to the Company to be used for general purposes. In order to conserve cash, the Company has instituted a plan to reduce its cash burn rate.

Since inception, the Company has experienced negative cash flow from operations, and the Company considers it prudent to anticipate that negative cash flow from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Without significant future revenues, the Company's financial resources are anticipated to be adequate through June 1999, based on a continuation of the pattern of expenses which have prevailed during fiscal years 1998 and 1997. Unanticipated expenses or working capital requirements could, however, shorten that period.

In March 1998, the Company signed a license agreement for the drug compound O(6) Benzylguanine ("BG") with the owners of the patents: Pennsylvania State University, the National Institutes of Health (NIH), the University of Chicago, and Case Western Reserve University, (collectively, the "Co-Owners"), and in turn, assigned it to its subsidiary BGDC.

The Company entered into a Cooperative Research and Development Agreement ("CRADA") with the NIH to fund studies and clinical trials. Under the terms of the CRADA, the Company is obligated to provide funding of $125,000 per year for five years for joint research. The Company is also obligated to make additional milestone, royalty and patent reimbursement payments to the Co-Owners during the term of the License Agreement. The agreement also has a provision in which the Company may make certain portions of the aforementioned payments in common stock of the Company.

In connection with the license agreement for BG, the Company entered into an introduction agreement with Paramount Capital Investments LLC ("PCI"). The Company paid PCI a commission of $100,000 plus 100,000 shares of the Company's common stock valued at $75,000 and reimbursed PCI $100,000 for its expenses in connection with the acquisition of the BG technology. The Company is also obligated to make milestone payments to PCI in the Company's common stock of up to 900,000 shares if the BG compound successfully reaches certain milestones. The Company recorded $408,000 in product development expenses during the second quarter of FY 1999 and $837,000 since inception of the program to develop the BG technology.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). BTI is a privately held, development stage enterprise holding certain technologies for the PDT treatment of cancer. Under the agreement as amended, the Company recorded expenses of $153,000 during the second quarter of FY 1999 and $3,231,000 since inception of the agreement, and is currently funding substantially all expenses of BTI. The company expects to continue funding such expenses until the Company determines if it will elect to exercise its option to acquire BTI. There can be no assurance that the Company will exercise its option to acquire BTI.

The Company has an agreement with Wound Healing of Oklahoma ("WHO") under which it acquired an exclusive license to certain proprietary technology for Cancer Immunotherapy. The Company incurred $26,000 during the first quarter of FY 1999 and $719,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

On September 18, 1998, the Company's common stock was removed from trading on the American Stock Exchange ("AMEX") because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company's common stock began trading on the NASD Electronic Bulletin Board on September 21, 1998 under the ticker symbol PHAA.

YEAR 2000 COMPLIANCE. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are recognized as a risk. The Company is currently assessing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant.

The Company's information technology systems consist of a series of personal computers which process data using purchased software programs produced and maintained by large software vendors. All of the software presently installed on the Company's systems is Year 2000 compliant.

The Company has contacted all of its vendors to determine each vendors' compliance with Year 2000 issues. As of September 30, 1998, 60% of all of the Company's vendors have responded that they are now Year 2000 compliant. The Company is continuing to determine the Year 2000 compliance status of the remaining vendors. The Company hopes to have responses from all vendors and institutions with whom it does business by December 31, 1998. The Company's critical suppliers and financial institutions are large organizations and the Company believes all are now or will be Year 2000 compliant by December 31, 1999.

The Company believes its exposure to any material Year 2000 problems is relatively small because its financial and operating systems have been produced and maintained by large software vendors which are Year 2000 compliant and the Company relies on very large Year 2000 compliant vendors for its critical services. However, there can be no assurance that the Company's systems or systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company.

The cost of the Company's Year 2000 initiatives has not been or is not expected to be material to the Company's results of operations or financial position.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on August 13, 1998, the following matters were voted on and approved:

1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Dr. H. Laurence Shaw, Mr. Jack Halperin, Mr. John G. Kringel, Mr. Elliott H. Vernon, Dr. Robert A. Vukovich and Mr. Michael S. Weiss. 18,250,779 voting shares voted in favor of all of the Directors, or 98.3%, and 309,316, or 1.7% abstained. On October 1, 1998, Mr. Kringel resigned his position as a director of the Company.

2. To authorize the Company to enter into and perform agreements, in connection with a private placement financing by the Company and the Company's subsidiary, BG Development Corp. ("BGDC"), to exchange shares of BGDC Convertible Preferred Stock for shares of the Company's Common Stock under certain circumstances. 12,477,699 voting shares voted in favor, or 96.7%, 366,456 voting shares voted against, or 2.8%, and 53,590, or .4% abstained.

3. To ratify the Board of Directors selection of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 1999. 18,241,287 voting shares voted in favor, or 97.8%, 318,808 voting shares voted against, or 1.7%, and 97,685, or .5% abstained.

ITEM 5.  OTHER INFORMATION

On November 2, 1998, the Company entered into a non-binding Letter of Intent ("LOI") to merge with Procept, Inc. ("Procept"), a biopharmaceutical company engaged in the development of novel drugs for the prevention of infectious diseases. Both companies will work together to enter into a definitive merger agreement by November 19, 1998. The LOI provides that each of the Company's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.12 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,287,647 shares of Procept common stock to be issued in the merger to the holders of the Company's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept has agreed to assume an approximately $7.3 million obligation of the Company's subsidiary, BG Development Corp., and Procept has agreed to exchange all of the

Company's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon several conditions including (i) satisfactory due diligence by the Company and Procept; (ii) fairness opinions by independent investment bankers; and (iii) the final approval by both companies' shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------
10.43     Letter of Intent concerning merger, dated as of November 2, 1998, between the Company and Procept, Inc.
99        Press Release dated November 5, 1998 announcing signing of Letter of
          Intent concerning merger between the Company and Procept, Inc.

     REPORTS ON FORM 8-K

Date of  Report               Item Reported        Financial Statements Filed
----------------              --------------       -------------------------
September 15, 1998        Item 5-Other Events
                          (Delisting notice                     No
                          From AMEX)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Pacific Pharmaceuticals, Inc.



Date:  November 13, 1998            /s/  James Hertzog
                           ----------------------------------
                           James Hertzog
                           Controller
                           (Principal Accounting Officer and
                           duly authorized to sign this report on
                           behalf of the registrant)