Form 10-K/A
period 1998-03-31
PACIFIC PHARMACEUTICALS INC
filed 1999-01-12
CIK 731252

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

             _________________________________________________________


                                    FORM 10-K/A
                                 (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 1998     Commission File No. 1-9613

             _________________________________________________________


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

                                        None

            Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $0.02 Par Value
             _________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $2,398,000 on January 11, 1999, when the closing price of such stock, as reported in the NASD Electronic Bulletin Board, was $0.13.

     *(Market value includes value of Series A Convertible Preferred Stock based upon conversion rate into Common Stock).

     The number of shares outstanding of the registrant's Common Stock, $.02 par value, as of January 11, 1999 was 12,490,463 shares.

           _____________________________________________________________


                        DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on August 13, 1998, which were mailed on July 13, 1998 are incorporated into Part III hereof.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 6. SELECTED FINANCIAL DATA


                                                                                                                      Sept. 23, 1983
                                                                                Years ended March 31,                 (inception) to
                                                                 --------------------------------------------------       March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         1998       1997        1996       1995       1994          1998
                                                                 ----       ----        ----       ----       ----     -------------
                                                                        (as restated)(1)
Total revenues                                                   $348        $275        $379      $1,201       $585      $6,000
Product development costs                                       2,196       2,566       1,854       2,118      1,218      17,161
Net loss                                                       (4,371)     (3,897)     (3,256)     (3,755)    (4,613)    (36,562)
Net loss applicable to common stockholders                    (11,598)     (5,594)     (3,256)     (3,755)    (4,613)    (45,485)
Net loss per share of common stock-basic and diluted           $(1.25)     $(0.69)     $(0.52)     $(0.74)    $(1.10)

                                                                                  As of March 31,
                                                                ---------------------------------------------------
                                                                1998        1997        1996        1995       1994
                                                                ----        ----        ----        ----       ----
Cash, cash equivalents, and
   short-term investments                                      $3,290      $6,766      $1,698      $1,820     $4,504
Total assets                                                    3,591       7,234       2,174       2,305      5,168
Long-term liabilities                                              23          13          21          24         70
Stockholders' equity                                            2,702       6,331       1,548       1,884      3,942

-------------------
  * No dividends have been paid on the Company's common stock. Convertible preferred stock dividends are non-cash.
    See Note 2 to the consolidated financial statements.
(1) These items have been restated for the periods indicated to appropriately reflect the value of the warrants issued in connection with the Private Placement as described in Note 9 to the consolidated financial statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1997                                                                      Year ended March 31, 1997
                                                       -----------------------------------------------------------------
                                                       First        Second          Third            Fourth           Year
                                                       -----        ------          -----            ------           ----
                                                                               (as restated)(1) (as restated)(1) (as restated)(1)
Total revenues                                        $24,832       $31,098        $30,192          $189,058         $275,180
Net loss                                           (1,059,395)     (895,968)      (745,288)       (1,196,715)      (3,897,366)
Convertible preferred dividends
  (as previously reported)                                -             -          138,259         1,027,002        1,165,261
Convertible preferred dividends
  (as restated)                                           -             -          231,376         1,464,835        1,696,211
Net loss applicable to common stockholders
  (as previously reported)                         (1,059,395)     (895,968)      (883,547)       (2,223,717)      (5,062,627)
Net loss applicable to common stockholders
  (as restated)                                    (1,059,395)     (895,968)      (976,664)       (2,661,550)      (5,593,577)
Net loss per share of common stock-basic
  and diluted (as previously reported)                 $(0.13)       $(0.11)        $(0.11)           $(0.27)          $(0.62)
Net loss per share of common stock-basic
  and diluted (as restated)                            $(0.13)       $(0.11)        $(0.12)           $(0.33)          $(0.69)

1998                                                                             Year ended March 31, 1998
                                                       -------------------------------------------------------------------------
                                                       First            Second             Third            Fourth         Year
                                                       -----            ------             -----            ------         ----
                                                  (as restated)(1)  (as restated)(1)  (as restated)(1)
Total revenues                                       $101,283            $65,263           $128,130         $53,784      $348,460
Net loss                                             (935,449)        (1,330,201)          (883,407)     (1,222,406)   (4,371,463)
Convertible preferred dividends
  (as previously reported)                          1,296,362          1,152,031            665,786       2,866,729     5,980,908
Convertible preferred dividends
  (as restated)                                     1,815,080          1,612,908            932,170       2,866,729     7,226,887
Net loss applicable to common stockholders
  (as previously reported)                         (2,231,811)        (2,482,232)        (1,549,193)            -             -
Net loss applicable to common stockholders
  (as restated)                                    (2,750,529)        (2,943,109)        (1,815,577)     (4,089,135)  (11,598,350)
Net loss per share of common stock-basic
  and diluted (as previously reported)                 $(0.27)            $(0.29)            $(0.16)           $-            $-
Net loss per share of common stock-basic
 and diluted (as restated)                             $(0.34)            $(0.34)            $(0.18)         $(0.39)       $(1.25)

(1) These items have been restated for the periods indicated to appropriately reflect the value of the warrants issued in connection with the Private Placement as described in Note 9 to the consolidated financial statements.

                                 TEXT OF AMENDMENT

This amendment corrects certain clerical errors made under ITEM 6. SELECTED FINANCIAL DATA-Selected Quarterly Financial Data (Unaudited) for 1998 which were inadvertently included in the EDGAR filing of the Company's Form 10-K for the fiscal year ended March 31, 1998.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Pacific Pharmaceuticals, Inc.

Date:  January 12, 1999            /s/  JAMES HERTZOG
                                   ---------------------------------------
                                   James Hertzog
                                   Controller
                                   (Principal Accounting Officer and
                                   duly authorized to sign this report on
                                   behalf of the registrant)