Form 10-Q
period 1998-12-31
PACIFIC PHARMACEUTICALS INC
filed 1999-02-12
CIK 731252

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                      for the Quarter Ended December 31, 1998
                           Commission file number 1-9613


                           Pacific Pharmaceuticals, Inc.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)




           Delaware                                    36-3258753
      ------------------------------------------------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)




        6730 Mesa Ridge Road, Suite A, San Diego, CA             92121
      ------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip  Code)



                                     (619) 550-3900
      ------------------------------------------------------------------------
                (Registrant's Telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No
                                                      ----     -----

As of February 11, 1999, there were 14,671,924 shares of the registrant's Common Stock, $.02 par value outstanding.

                   PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           INCORPORATED DECEMBER 23, 1983



                                       INDEX

Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995. . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets -
               December 31, 1998 and March 31, 1998  . . . . . . . . . . . . 2

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               December 31, 1998 and 1997 (as restated)
               and from September 23, 1983 (inception) to
               December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Stockholders'
               Equity/(Deficiency)-Nine Months Ended
               December 31, 1998 and 1997 (as restated). . . . . . . . . . . 4

               Consolidated Statements of Cash Flows -
               Nine Months Ended December 31, 1998 and 1997
               and from September 23, 1983 (inception) to
               December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements. . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .11


PART II - OTHER INFORMATION

     Item 5.   Proposed Merger . . . . . . . . . . . . . . . . . . . . . . .15

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .15

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

 CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Notes to Consolidated Financial Statements", and in Item 5, "Proposed Merger", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing, if necessary; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis, or that the merger between the Company and Procept, Inc. will be consummated and, if consummated, be successful. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1998 and this Quarterly Report on Form 10-Q.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                   December 31, 1998       March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                               $3,561,557           $3,290,176
Accounts receivable, net                                                                    15,236                    -
Inventory                                                                                        -               38,637
Prepaid expenses                                                                            63,261               85,053
-----------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                              3,640,054            3,413,866

Property and equipment, net                                                                 48,050               71,840
Patent costs, net                                                                          105,322              104,981
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $3,793,426           $3,590,687
-----------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                        $  654,271           $  661,371
Accrued expenses                                                                           476,864              201,125
Current portion of capital leases                                                            4,381                4,066
-----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                         1,135,516              866,562
-----------------------------------------------------------------------------------------------------------------------------

Capital leases                                                                              19,261               22,584
Minority interest                                                                        4,665,323                    -
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity/(Deficiency):
Convertible preferred stock, $25 par value, 2,000,000 shares authorized;
       36,196 and 40,090 issued and outstanding at December 31,1998
       and March 31, 1998, respectively                                                    904,938            1,002,288
       (liquidation preference $9,410,960 and $10,423,400, respectively)
Common stock, $.02 par value, 100,000,000 shares authorized;
       12,513,656 and 10,777,234 shares issued and outstanding at
       December 31, 1998 and March 31, 1998, respectively                                  250,269              215,545
Capital in excess of par value                                                          48,384,983           46,969,197
Deficit accumulated during the development stage                                       (51,566,865)         (45,485,489)
-----------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity/(deficiency)                                          (2,026,674)           2,701,541
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICENCY)                                  $3,793,426          $ 3,590,687
-----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                     Three Months Ended                        Nine Months Ended
                                  --------------------------------    ------------------------------------       September 23, 1983
                                        December 31                                December 31                     (inception) to
                                  1998                1997                  1998                 1997             December 31, 1998
------------------------------------------------------------------    --------------------------------------------------------------
REVENUES                                            (as restated)                            (as restated)
   Product sales              $      2,120        $     68,810         $      6,136        $     69,510             $   2,025,877
   License fees and royalties            -                 145                    -                 332                   486,612
   Contract research                     -                   -                    -                   -                   268,063
   Marketing rights                      -                   -                    -                   -                 1,311,500
   Interest and other               50,609              59,175              149,963             224,834                 2,063,621
------------------------------------------------------------------    ------------------------------------   ---------------------
Total revenues                      52,729             128,130              156,099             294,676                 6,155,673
------------------------------------------------------------------    ------------------------------------   -----------------------
COSTS AND EXPENSES
   Cost of product sales            13,497              87,471               41,075             122,792                 3,179,470
   Product development             331,856             411,042            1,312,324           1,433,306                18,473,285
   General and administrative      812,724             474,538            1,590,292           1,672,782                19,442,039
   Business development
     and marketing                   4,345              36,888               26,901             159,128                 3,803,790
   Interest and other              112,963               1,598              131,585              55,725                   765,560
------------------------------------------------------------------    ------------------------------------   -----------------------
Total costs and expenses         1,275,385           1,011,537            3,102,177           3,443,733                45,664,144
------------------------------------------------------------------    ------------------------------------   -----------------------
Loss applicable to
  minority interest                 73,608                   -              159,083                   -                   159,083

Net loss                        (1,149,048)           (883,407)          (2,786,995)         (3,149,057)              (39,349,388)
----------------------------------------------  ------------------    --------------------------------------------------------------
Convertible preferred stock
   dividends                             -             932,170            3,294,381           4,360,158                12,217,477

Net loss applicable to
   common shareholders        $ (1,149,048)       $ (1,815,577)        $ (6,081,376)       $ (7,509,215)            $ (51,566,865)
------------------------------------------------------------------    --------------------------------------------------------------
Net loss per share of common
    stock-basic and diluted         ($0.09)             ($0.18)              ($0.52)             ($0.84)
------------------------------------------------------------------    ------------------------------------
Weighted average common
   stock outstanding            12,356,069           9,986,058           11,681,950           8,906,236
------------------------------------------------------------------    ------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY) (unaudited)





                                                                                                             Deficit
                                                                                                           Accumulated
                                 Convertible Preferred Stock         Common Stock           Capital        During the
                                 ----------------------------    ----------------------    in Excess       Development
                                 Shares         Par Value       Shares     Par Value      of Par Value        Stage        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997
  (as restated)                  50,000       $1,250,038        8,151,029   $163,021     $38,805,489     ($33,887,139) $ 6,331,409
Exercise of warrants                                              420,312      8,406         386,687                       395,093
Issuance of common stock
  for services                                                      1,143         20             980                         1,000
Conversion of preferred
  stock into common stock        (8,394)        (209,850)       1,748,753     34,975         174,875                             -
Preferred stock unit purchase
  option compensation for
  financial advisory services                                                                248,666                       248,666
Convertible preferred stock
  dividends (as restated)                                                                  4,360,158       (4,360,158)           -
Net loss                                                                                                   (3,149,057)  (3,149,057)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997
  (as restated)                  41,606       $1,040,188       10,321,237   $206,422     $43,976,855      ($41,396,354) $3,827,111
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998        40,090       $1,002,288       10,777,234   $215,545     $46,969,197      ($45,485,489) $2,701,541
Exercise of warrants                                                1,563         31           1,438                         1,469
Common stock issued for services                                  571,172     11,423         251,194                       262,617
Preferred stock unit purchase
  option as compensation for
  financial advisory services                                                                138,165                       138,165
Conversion of preferred stock
  into common stock              (3,894)         (97,350)       1,163,687     23,270          74,080                             -
Convertible preferred
  stock dividends                                                                            374,056        (3,294,381) (2,920,325)
Proceeds from subsidiary
  preferred stock issuance                                                                   576,853                       576,853
Net loss                                                                                                    (2,786,995) (2,786,995)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     36,196         $904,938       12,513,656   $250,269     $48,384,983      ($51,566,865)($2,026,674)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                Nine Months Ended
                                                                   December 31                  September 23, 1983
                                                           ----------------------------           (inception) to
                                                            1998                  1997           December 31, 1998
---------------------------------------------------------------------------------------         ------------------
OPERATING ACTIVITIES
Net loss                                                    ($2,786,995)   ($3,149,057)           ($39,349,386)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                               53,357         62,742               1,718,358
     Loss allocated to minority interest                       (159,083)             -                (159,083)
     Non-cash expense upon issuance of common stock
         options, common stock and warrants                     400,782        248,666               1,252,643
     Net book value of asset disposals                           70,871         58,534                 312,563
     Option income from retirement of stock
         or amounts previously advanced by customer                   -              -                (400,000)
     Changes in assets and liabilities:
         Accounts receivable                                    (15,236)        23,996                 (15,236)
         Inventory                                               38,637          3,040                       -
         Prepaid expenses and other assets                       21,792        (20,311)                (74,236)
         Accounts payable                                        (7,100)      (486,751)                654,271
         Accrued expenses                                       275,739         87,647                 332,841
         Customer advances                                            -              -                 140,863
         Other liabilities                                            -          1,506                  (4,869)
--------------------------------------------------------------------------------------  -------------------------
     Net cash used by operating activities                   (2,107,236)    (3,169,988)            (35,591,271)

INVESTING ACTIVITIES
Purchases of short-term investments                                   -              -             (10,461,867)
Maturities of short-term investments                                  -      1,484,788              10,461,867
Capital expenditures                                             (6,213)       (16,637)               (854,142)
Patent costs                                                    (94,566)       (58,321)             (1,071,938)
Other                                                               316              -                   8,145
--------------------------------------------------------------------------------------  -------------------------
     Net cash provided (used) by investing activities          (100,463)     1,409,830              (1,917,935)

FINANCING ACTIVITIES
Issuance of notes payable                                             -              -               2,183,867
Repayment of notes payable                                            -              -              (1,965,124)
Repayment of capital lease obligations                           (3,324)        (3,592)               (186,871)
Long-term customer advances                                           -              -                 100,000
Issuance of common and preferred stock                          578,322        396,093              39,034,809
Minority interest investment in subsidiary                    1,904,082              -               1,904,082
--------------------------------------------------------------------------------------  -------------------------
     Net cash provided by financing activities                2,479,080        392,501              41,070,763
--------------------------------------------------------------------------------------  -------------------------
Net increase (decrease) in cash
     and cash equivalents                                       271,381     (1,367,657)              3,561,557
Cash and cash equivalents at beginning of period              3,290,176      1,784,599                       -
--------------------------------------------------------------------------------------  -------------------------
Cash and cash equivalents at end of period                   $3,561,557       $416,942              $3,561,557
--------------------------------------------------------------------------------------  -------------------------

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

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1998, results of operations for the nine months ended December 31, 1998 and 1997 (as restated) and from September 23, 1983 (inception) to December 31, 1998 and cash flows for the nine months ended December 31, 1998 and 1997 and from September 23, 1983 (inception) to December 31, 1998. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto as set forth in the Company's Annual Report on Form 10-K and 10-K/A for the year ended March 31, 1998.

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

2. BGDC PRIVATE PLACEMENT FINANCING AND MINORITY INTEREST

During the nine months ended December 31, 1998, the Company entered into a placement agency agreement with Paramount Capital Inc. ("Paramount). Under the terms of the agreement, Paramount was to use its best efforts to sell up to 60 Units ( with an overallotment option for an additional 40 Units) for $100,000 per unit, which consist of 50,000 shares of Series A Convertible Preferred Stock ("BGDC Units"), valued at $2.00 per share of BG Development Corp. ("BGDC"). The BGDC Units are redeemable in cash by BGDC and the BGDC Units may be exchanged for cash or common stock of the Company under the circumstances described in the subscription agreement between the Company and shareholders of BGDC. Pursuant to the subscription agreement, seventy-five percent of the net proceeds are allocated to BGDC for development costs associated with O6 Benzylguanine technology. Twenty-five percent of the net proceeds of the BGDC private placement went to the Company to be used for general purposes.

The BGDC Units accrue dividends as follows:

                 Dividend Date              Dividend Amount
           --------------------------      ----------------
           Upon final closing              $1.99 per share
           30-36 months after closing      $0.82 per share
           36-42 months after closing      $0.82 per share
           42-48 months after closing      $1.16 per share
           48-60 months after closing      $1.16 per share
           After 60 months                 Compounded rate of 35%

On June 22, 1998, the Company completed a closing on 29.35 BGDC Units of the private placement for gross proceeds of $2,900,000 (net proceeds of $2,455,000). Paramount, who is affiliated with certain significant shareholders of the Company, received an aggregate dollar commission of $264,000 and a non-accountable expense allowance of $117,000 as compensation for the BGDC private placement. Additionally, Paramount received warrants to purchase 10% of the number of BGDC Units issued in the private placement at $110,000 per unit. BGDC and Paramount also entered into a 24 month Financial Advisory Services Agreement in which BDGC will pay Paramount $3,000 per month for such services plus warrants ("Advisory Warrants") to purchase 15% of the number of BGDC Units issued in the private placement at $110,000 per Unit. The Company valued the Advisory Warrants at $88,000 and is amortizing these advisory services over a 24 month period ending in June 2000.

Subsequent to the closing of the private placement, BGDC Preferred Stockholders own 16.4% of voting rights in BGDC. This minority interest, as reflected in the accompanying Consolidated Balance Sheet as of December 31, 1998, includes the initial net proceeds to BGDC of $1,886,000, plus the initial dividend of $2,920,000, or $1.99 per preferred share outstanding, paid in capital associated with the amortization of the Advisory Warrants and 16.4% of BGDC's operating loss through December 31, 1998.

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

3.  TERMINATION OF PTM PRODUCT

During the quarter ended December 31, 1998, the Company determined that it would no longer continue to sell its Periodontal Tissue Monitor ("PTM") product. In that connection, the Company recorded an expense of $113,000, which consists of the following:

                                      Amount
                                     -------
           Inventory                  $55,000
           Unamortized patent costs    58,000
                                     --------
                              Total  $113,000
                                     --------

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

As discussed in Note 2, the BGDC private placement includes a provision that the subscribers are entitled to receive $1.99 per share dividends declared by to Board of Directors of BGDC. The dividends of $2,920,000, which have been credited to minority interest during the nine months ended December 31, 1998, accumulate until paid in cash or common stock by BGDC.

Below is a summary of Preferred Stock Dividends recognized during the periods indicated:


                                   Three Months Ended December 31,  Nine Months Ended December 31,       September 23, 1983
                                   -------------------------------  -----------------------------          (inception) to
Description                              1998            1997             1998             1997           December 31, 1998
                                        ------          ------           ------           ------         ------------------
                                                     (as restated)                    (as restated)
Dividend from beneficial
   Conversion feature                     -            665,786             128,036     3,114,179                  4,754,075
Dividend from reset of conversion         -                  -             194,752             -                  2,576,077
Dividend from warrant valuation           -            266,384              51,268     1,245,979                  1,967,000
BGDC Preferred Stock dividends            -                  -           2,920,325             -                  2,920,325
                                        ------         -------           ---------     ---------                 ----------
                             Total        -            932,170           3,294,381     4,360,158                 12,217,477
                                        ------         -------           ---------     ---------                 ----------

5.   1997 RESTATEMENT

Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that the accounting for the convertible Preferred Stock issued during the fiscal year did not reflect the value of the detachable stock purchase warrants issued in connection with the 1997 Private Placement described in Note 4. The fair value of such warrants, as calculated by an independent valuation consulting firm, was $1,967,000, and has been recorded as a return to the Preferred Stockholders from the date of issue of the Preferred Stock to the date in which the Preferred Stock was eligible for conversion into Common Stock. As a result, net loss applicable to Common Shareholders and net loss per share for the quarter ended December 31, 1997 and nine months ended December 31, 1997 have been restated from the amounts previously reported. Such restatement resulted in increases of $461,000 and $980,000 in both capital in excess of par value and the deficit accumulated in development stage for the quarter and nine months ended December 31, 1997, respectively.

A summary of the effect of the restatement is as follows:


                             Quarter                        Nine Months
                              ended          Quarter           ended         Nine Months
                          December 31,        Ended        December 31,         Ended
                              1997        December 31,         1997         December 31,
                          As Previously       1997         As Previously        1997
                            Reported       As Restated       Reported        As Restated
                          -------------   ------------     -------------    --------------
Convertible
  Preferred stock
  Dividends                $   665,786     $   932,170      $ 3,114,179      $  4,360,158
                          -------------   ------------     -------------    --------------
Net loss applicable
  To common
  Shareholders             $(1,549,193)    $(1,815,577)     $(6,263,236)     $ (7,509,215)
                          -------------   ------------     -------------    --------------
Net loss per
  Share of
  Common stock-
  Basic and diluted        $     (0.16)    $     (0.18)     $     (0.72)     $      (0.86)
                          -------------   ------------     -------------    --------------

6.   PROPOSED MERGER

On December 10, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Procept, Inc. ("Procept"), a biopharmaceutical company engaged in the development of novel drugs for the prevention of infectious diseases. The Merger Agreement provides that each of the Company's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,151,048 shares of Procept common stock to be issued in the merger to the holders of the Company's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement, and as a result of such contractual rights, the holders of the Company's preferred stock will also receive 470,137 additional Procept shares). In addition, Procept has agreed to assume an approximately $7.3 million obligation of the Company's subsidiary, BG Development Corp., and Procept has agreed to exchange all of the Company's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon the final approval by both companies' shareholders. Both Companies' have scheduled Special Shareholders Meetings in mid-March 1999 to vote on the proposed merger.

In conjunction with the Merger Agreement, the Company entered into a severence agreement with its former Chairman and President and recorded $325,000 liability under such agreement.

7.   SUBSEQUENT EVENTS

On February 4, 1999, the Company completed the merger with Binary Therapeutics, Inc. ("BTI"). The Company issued 2,158,268 shares of its common stock and assumed notes payable and accrued interest totaling $727,000. The Company also assumed a common stock warrant obligation and an obligation to issue shares of its common stock to a licensor in the event certain regulatory milestones are achieved. The transaction will be accounted for as a purchase.

                   PACIFIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          INCORPORATED SEPTEMBER 23, 1983

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

Total revenues aggregated $53,000 for the quarter ended December 31, 1998, a $75,000 decrease from revenues of $128,000 recorded during the same period of the prior year. Current year revenues relate primarily to interest income generated on the Company's cash balances. Revenues for the same period in the prior year consisted of $59,000 in interest income and $69,000 in sales of the Company's Periodontal Tissue Monitor kit ("PTM").

Cost of product sales in the current quarter were $13,000 or a $74,000 decrease from the same quarter in the prior year. The current year cost of product sales are fixed costs which relate to the PTM product, even though the Company had no sales of the PTM product in the current quarter. During the same quarter of the prior year, the Company sold approximately 1,000 PTM kits and incurred manufacturing and quality assurances costs associated with the PTM product. As described in Note 3, during the quarter ended December 31, 1998, the Company determined it would no longer continue to sell the PTM product.

Product development costs totaled $332,000 for the current quarter, a decrease of $79,000 or 19% over the prior year second quarter costs of $411,000. The decrease relates to the following areas: (i) decrease of $110,000 in funding of product development expenses in accordance with the Agreement and Plan of Merger with Binary Therapeutics, Inc. ("BTI"), the holder of certain technologies in the area of Photodynamic Therapy ("PDT") for the treatment of cancer; (ii) a decrease of $52,000 in expenses related to Cancer Immunotherapy technology; (iii) a decrease of $21,000 in expenses related PTM product development; (iv) an increase of $96,000 in expenses related to the development of the Company's O(6) Benzylguanine ("BG") technology acquired in March 1998 and (v) a decrease of $1,000 in general product development expenses.

General and administrative expenses for the current quarter were $813,000, an increase of $338,000 from the same period of the prior year. During the current year quarter, the Company signed a Merger Agreement with Procept and recorded $325,000 for a severence agreement with its former Chairman and President. Also during the quarter, the Company incurred significant legal and accounting fees in connection with the Merger Agreement. There were no such expenses incurred during the same quarter of the prior year.

During the quarter ended December 31, 1998, the Company determined that it would no longer continue to sell it's PTM product. In that connection, the Company recorded as an other expense, $113,000 to write-off inventory and unamortized patent costs. There were no such other expenses incurred during the same quarter of the prior year.

Net loss for the quarter ended December 31, 1998 totaled $1,149,000 or a 30% increase over the prior year's third quarter loss of $883,000. This increase is primarily the result of greater general and administrative and other expenses described above. Basic and diluted net loss per share of common stock for the quarter ended December 31, 1998 was $.09 compared to $.18 in the same quarter in the previous year. During the quarter ended December 31, 1997, the Company recognized a non-cash convertible preferred stock dividend of $932,000, as restated. No such dividend was recognized during the current year quarter.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

Total revenues were $156,000 for the nine months ended December 31, 1998, a $137,000 decrease from revenues of $295,000 recorded during the same period of the prior year. Current revenues relate primarily to interest income generated on the Company's cash balances. Revenues for the same period in the prior year consisted of $225,000 in interest income and $70,000 in sales of PTM kits.

Cost of product sales was $41,000, relating to quality assurance and patent amortization expenses on the Company's PTM product. During the same period of the prior year, the Company sold approximately 1,000 PTM kits and incurred manufacturing and quality assurances costs associated with the PTM product. As described in Note 3, during the quarter ended December 31, 1998, the Company determined it would no longer continue to sell the PTM product.

The Company continued work on its first human clinical trial for its PDT cancer treatment, Boronated Porphyrin (BOPP). The Company also continued the development of the BG compound. Product development costs for the nine months ended December 31, 1998 decreased by $121,000 or 8% to $1,312,000 compared to the same period of the prior year. The decrease related to the following areas: (i) a decrease of $525,000 in funding of product development expenses for BOPP; (ii) an increase of $633,000 on expenses for the acquisition and development of BG (iii) $103,000 decrease in expenses related to Cancer Immunotherapy technology; (iv) a decrease of $120,000 in expenses related to PTM product development.

General and administrative expenses for the nine months ended December 31, 1998 were $1,590,000, a decrease of $82,000 from the same period of the prior year. In December 1998, the Company signed a Merger Agreement with Procept and recorded $325,000 for a severence agreement with its former Chairman and President. Also during the nine months period of the current year, the Company incurred significant legal and accounting fees in connection with the Merger Agreement.

Business development costs for the nine month period of the current year totaled $27,000, a decrease of $132,000, from the same period of the prior year. Expenses decreased as the Company spent less time and resources in developing corporate partnerships for its various products compared to the prior year.

During the quarter ended December 31, 1998, the Company determined that it would no longer continue to sell it's PTM product. In that connection, the Company recorded as an other expense, $113,000 to write-off inventory and unamortized patent costs. There were no such other expenses incurred during the same period of the prior year.

Net loss for the nine months ended December 31, 1998 totaled $2,787,000 or a 13% decrease over the prior year loss of $3,149,000. This decrease is primarily the result of lower general and administrative and product development expenses described above. Basic and diluted net loss per share of common stock for the nine months ended December 31, 1998 was $.52 compared to $.84 in the same period in the previous year. During the nine months ended December 31, 1998, the Company recognized a non-cash convertible preferred stock dividend of $3,294,000 compared to $4,360,000 (as restated) during the same period in the prior year.

CAPITAL RESOURCES AND LIQUIDITY

As described in Note 6 to the Consolidated Financial Statements, the Company has entered into a Merger Agreement with Procept, Inc. The merger is subject to approval by both companies' shareholders.

Cash and cash equivalents at December 31, 1998 totaled $3,562,000, an increase of $271,000 from the March 31, 1998 balance. Working capital at December 31, 1998 decreased by $43,000 from March 31, 1998 to $2,504,000.
These increases were primarily due to the closing on net proceeds of $2,455,000 of a private placement financing for the Company's majority owned subsidiary, BG Development Corp. ("BGDC"), offset by the net loss before convertible preferred stock dividends for the nine months ending December 31, 1998. Seventy five percent of the net proceeds of the BGDC private placement will be used by BGDC for development costs associated with BG and 25% will go to the Company to be used for general purposes. In order to conserve cash, the Company has instituted a plan to reduce its cash burn rate.

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

In connection with the license agreement for BG, the Company entered into an introduction agreement with Paramount Capital Investments LLC ("PCI"). The Company paid PCI a commission of $100,000 plus 100,000 shares of the Company's common stock valued at $75,000 and reimbursed PCI $100,000 for its expenses in connection with the acquisition of the BG technology. The Company is also obligated to make milestone payments to PCI in the

Company's common stock of up to 900,000 shares if the BG compound successfully reaches certain milestones. The Company recorded $96,000 in product development expenses during the third quarter of FY 1999 and $933,000 since inception of the program to develop the BG technology.

In June 1996 the Company entered into an agreement which granted the Company the option to acquire Binary Therapeutics, Inc. ("BTI"). Under the agreement as amended, the Company recorded expenses of $195,000 during the third quarter of FY 1999 and $3,426,000 since inception of the agreement, the Company is currently funding substantially all expenses of BTI. As described in Note 7, the Company completed the merger of BTI into a wholly owned subsidiary of the Company in February 1999.

The Company has an agreement with Wound Healing of Oklahoma ("WHO") under which it acquired an exclusive license to certain proprietary technology for Cancer Immunotherapy. The Company incurred $19,000 during the third quarter of FY 1999 and $738,000 in product development expenses since the acquisition of the license and expects to continue funding such efforts associated with the commercialization of the licensed technology, including the commencement of human clinical trials, which will increase the Company's net utilization of cash. However, there can be no assurance that FDA and other regulatory approval required to commence such trials will be forthcoming.

In September 1998, the Company's common stock was removed from trading on the American Stock Exchange ("AMEX") because the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing. The Company's common stock began trading on the NASD Electronic Bulletin Board under the ticker symbol PHAA.

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

The Company has contacted all of its vendors to determine each vendors' compliance with Year 2000 issues. As of December 31, 1998, 80% of all of the Company's vendors have responded that they are now Year 2000 compliant. The Company is continuing to determine the Year 2000 compliance status of the remaining vendors. The Company hopes to have responses from all vendors and institutions with whom it does business by March 31, 1999. The Company's critical suppliers and financial institutions are large organizations and the Company believes all are now or will be Year 2000 compliant by December 31, 1999.

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

PART II-OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On December 10, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Procept, Inc. ("Procept"), a biopharmaceutical company engaged in the development of novel drugs for the prevention of infectious diseases. The Merger Agreement provides that each of the Company's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,151,048 shares of Procept common stock to be issued in the merger to the holders of the Company's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement, and as a result of such contractual rights, the holders of the Company's preferred stock will also receive 470,137 additional Procept shares). In addition, Procept has agreed to assume an approximately $7.3 million obligation of the Company's subsidiary, BG Development Corp., and Procept has agreed to exchange all of the Company's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon the approval by both companies' shareholders.

On February 4, 1999, the Company completed the merger with BTI. The Company issued 2,158,268 shares of its common stock and assumed notes payable and accrued interest totaling $727,000. The Company also assumed a common stock warrant obligation and an obligation to issue shares of its common stock to a licensor in the event certain regulatory milestones are achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS


  Exhibit
  Number            Description of Exhibit
------------        ----------------------
   10.44 Agreement and Plan of Merger Between Procept, Inc., Procept Acquisition Corp. and Pacific Pharmaceuticals, Inc., dated December 10, 1998
   10.45        Amendment to Agreement and Plan of Merger


     REPORTS ON FORM 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Pacific Pharmaceuticals, Inc.



Date:  February 12, 1999            /s/  James Hertzog
                                    ------------------
                                    James Hertzog
                                    Controller
                                    (Principal Accounting Officer and
                                    duly authorized to sign this report on
                                    behalf of the registrant)